Form 10-Q
period 1997-03-31
QUALIX GROUP INC
filed 1997-05-09
CIK 870345

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 333-17529


                               QUALIX GROUP, INC.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                             94-2455115
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)


                         1900 S. NORFOLK ST., SUITE 224
                            SAN MATEO, CA 94403-1151
                    (Address of principal executive offices)


                                 (415) 572-0200
              (Registrant's telephone number, including area code)


     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     As of March 31, 1997 there were 10,209,596 shares of the Registrant's common stock outstanding.

================================================================================

                                   FORM 10-Q

                                     INDEX


PART I  FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At March 31, 1997 and June 30, 1996............................   3

         Condensed Consolidated Statements of Operations
         For the three and nine months ended March 31, 1997 and 1996....   4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended March 31, 1997 and 1996..............   5

         Notes to Condensed Consolidated Financial Statements...........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................  25

SIGNATURES..............................................................  27

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUALIX GROUP, INC.

                     Condensed Consolidated Balance Sheets
                           (in thousands, unaudited)

                                             March 31,         June 30,
                                               1997              1996
                                             ---------         --------
ASSETS

Current Assets:

Cash and Cash Equivalents                     $ 14,133         $  3,102

Investments Available for Sale                   5,440              485

Accounts Receivable, net                         5,394            2,805

Other Current Assets                               441              168
                                             ---------         --------
  Total Current Assets                          25,408            6,560

Property and equipment, net                      1,440              343
                                             ---------         --------
  Total Assets                                $ 26,848         $  6,903
                                             =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts Payable and Accrued Liabilities      $  5,250         $  2,412

Deferred Revenue and Advances                    1,604            1,087

Current Portion of Long-Term Obligations           123              268
                                             ---------         --------
  Total Current Liabilities                      6,977            3,767

Notes Payable and Other Liabilities                310              290

Stockholders' Equity                            19,561            2,846
                                             ---------         --------
  Total Liabilities and Equity                $ 26,848         $  6,903
                                             =========         ========

     See accompanying notes to condensed consolidated financial statements.

                              QUALIX GROUP, INC.

                  Condensed Consolidated Statements of Income
              (in thousands, except per share amounts; unaudited)

                                                       Three Months Ended         Nine Months Ended
                                                           March 31,                   March 31,
                                                       1997           1996         1997         1996
                                                     -------        -------      -------       -------
Revenue:
 Reliability Software                               $ 4,482         $ 2,470      $12,340       $ 5,904
 Other Products                                       2,748           1,331        7,696         3,662
 Support, Maintenance and Consulting                  1,407             615        3,650         1,531
                                                     -------        -------      -------       -------
    Total Revenue                                     8,637           4,416       23,686        11,097

Cost of Revenue:
 Cost of Reliability Software                           693           1,027        3,149         2,410
 Cost of Other Products                               1,973             930        5,414         2,596
 Cost of Support, Maintenance, and Consulting           544             267        1,377           743
                                                     -------        -------      -------       -------
    Total Cost of Revenue                             3,210           2,224        9,940         5,749
                                                     -------        -------      -------       -------
Gross Profit                                          5,427           2,192       13,746         5,348

Operating Expense:
 Sales and Marketing                                  3,122           1,370        7,923         3,505
 General and Administrative                             730             566        1,994         1,381
 Research and Development                               591             131        1,569           314
 Merger Expenses                                         --              --          595            --
                                                     -------        -------      -------       -------
    Total Operating Expenses                          4,443           2,067       12,081         5,200
                                                     -------        -------      -------       -------
Income from Operations                                  984             125        1,665           148
                                                     -------        -------      -------       -------
 Interest Income (Expense), net                         101              22          132            53
 Gain on Sale of Stock                                   --              --           --           763
                                                     -------        -------      -------       -------
Income Before Income Taxes                            1,085             147        1,797           964
Provision for Taxes                                     168              --          169            --
                                                     -------        -------      -------       -------
Net Income                                           $  917         $   147      $ 1,628       $   964
                                                     =======        =======      =======       =======
Net Income Per Share                                 $ 0.09         $  0.02      $  0.18       $  0.12
                                                     -------        -------      -------       -------
Shares used in Per Share Computation                  9,737           8,320        8,812         8,175
                                                     ======         =======      =======       =======


     See accompanying notes to condensed consolidated financial statements.

                              QUALIX GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
              (in thousands, except per share amounts; unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                      1997       1996
                                                     ------     ------
Cash Flows from Operating Activities:
  Net income                                        $ 1,628     $  964
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                       187        121
    Gain on sale of investments                          --       (763)
    Changes in:
      Accounts receivable                            (2,589)    (1,191)
      Other current assets                             (273)       (12)
      Accounts payable and accrued liabilities        2,838        662
      Deferred revenue and advances                     517        261
      Liability under employee termination
       agreement                                       (152)       (45)
                                                    -------     ------
        Net cash provided by (used in)
         operating activities                         2,156         (3)
                                                    -------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment, net           (1,283)      (233)
  Sale (purchase) of investments                     (4,933)       847
  Other assets, net                                      --          8
                                                    -------     ------
        Net cash provided by (used in)
         investing activities                        (6,216)       622
                                                    -------     ------

Cash Flows from Financing Activities:
  Repayments of capital lease obligations                (1)        (6)
  Issuance of long-term obligations                      27         --
  Proceeds from issuance of preferred and
   common stock, net                                 15,065        314
                                                    -------     ------
        Net cash provided by (used in)
         financing activities                        15,091        308
                                                    -------     ------

Net increase (decrease) in cash and cash
 equivalents                                         11,031        927
Cash and cash equivalents, beginning of year          3,102      1,611
                                                    -------     ------
Cash and cash equivalents, end of period            $14,133     $2,538
                                                    =======     ======

    See accompanying notes to condensed consolidated financial statements.

                              QUALIX GROUP, INC.

             Notes to Condensed Consolidated Financial Statements
                                March 31, 1997
                                  (Unaudited)


1. Basis of Presentation

     Effective February 12, 1997, the Company completed its initial public offering. The accompanying interim condensed financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of the results of any future period. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's prospectus dated February 12, 1997.

2.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net Income Per Share

     Net income per share has been computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the options and warrants (using the treasury stock method for all periods presented). The number of shares used in the per share calculation have been adjusted retroactively to give effect to a one for two and one-half reverse split of all outstanding shares of common stock effective January 14, 1997 and also gives retroactive effect to the conversion of all outstanding shares of preferred stock into common stock upon the closing of the Company's initial public offering.

4.  Effects of Recent Accounting Pronouncements

     In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement is intended to simplify the computation of earnings per share. This statement replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. SFAS 128 will be effective for the Company's second quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this statement is not permitted. The Company does not expect that fully diluted earnings per share amounts will differ materially from amounts to be reported under this statement.

5.   Litigation

     The Company had an exclusive right to certain technology of Veritas that is used as a basis for one of the Company's products. On October 1, 1996, the Company introduced a new product that competes directly with Veritas' product incorporating such technology. On October 25, 1996, the Company sued Veritas alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 between the Company and Veritas. On October 29, 1996, Veritas filed a cross-complaint alleging unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation. On November 27, 1996, Veritas served the Company with a written demand for arbitration of various issues relating to the dispute, including fraud, negligent misrepresentation, breach of contract, pricing below cost, unfair competition and false advertising. Previously, by letter dated November 19, 1996, Veritas had indicated that at the arbitration it would also pursue a trade secret misappropriation claim but did not include that claim within the demand for arbitration. The Company has submitted into the arbitration a request for declaratory relief that the development of QualixHA+ did not constitute misappropriation of Veritas' trade secrets. Following such submission, Veritas raised a claim of misappropriation of its trade secrets. Based in part upon procedures undertaken by the Company to ensure that the core software engine to QualixHA+ was developed by employees and consultants who had no exposure to Veritas' trade secrets, the Company believes that it would have meritorious defenses to such claims; additionally, the Company believes that its claims against Veritas are meritorious. Although the ultimate outcome of this matter is not presently determinable, management believes that its resolution will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     This Form 10-Q contains forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed under the heading "Risk Factors" contained herein and in the Company's other reports and filings with the Securities and Exchange Commission ("SEC"), including the Company's prospectus dated February 12, 1997. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties.

     The Company has used various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of denoting the same. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Overview

     The Company began operating primarily as a distributor, value-added reseller and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA is based on a licensed core software engine. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. More recently, in October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. The Company is developing several additional systems management products. See "Risk Factors--Recent Transition to New Business Model," "Uncertainty of Success of Recently Introduced and Planned Products" and "--Dependence on Licensed Products."

     Prior to the Octopus Technologies merger, and prior to developing QualixHA+, the Company had minimal research and development expenditures and a correspondingly high cost of product revenue. The Company expects its research and development expenditures to increase substantially in the future as a result of its increasing focus on internal development of products. See "Risk Factors--Need to Expand Product Development and Engineering Capability."

Results of Operations

     Total Revenues
     --------------

     Total revenues increased to $8,637,000 in the third quarter of fiscal 1997 from $4,416,000 for the same period of 1996, an increase of $4,221,000, or 96%. Total revenues increased to $23,686,000 in the first nine months of fiscal 1997 from $11,097,000 for the same period of 1996, an increase of $12,589,000, or 113%.

     Reliability Software. Reliability software revenues increased to $4,482,000
     --------------------
in the third quarter and $12,340,000 in the first nine months of fiscal 1997, from $2,470,000 and $5,904,000, respectively, for the comparable periods in the prior year. Third quarter revenues increased $2,012,000, or 81% and nine month revenues increased $6,436,000, or 109%. These increases primarily reflect the continuing broad market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in sales personnel and the expansion of the field sales and telemarketing organization. As previously mentioned, the most recent calendar quarters were favorably impacted by sales of Qualix HA+, the Company's UNIX-based high-availability clustering software product, which was introduced on October 1, 1996.

     Other Products.  Revenue from the sale of other products increased to
     --------------
$2,748,000 in the third quarter of fiscal 1997 from $1,331,000 for the same period of 1996, an increase of $1,417,000, or 106%. Other product revenues increased to $7,696,000 in the first nine months of fiscal 1997 from $3,662,000 for the same period of 1996, an increase of $4,034,000, or 110%. These increases primarily reflect the expansion of the Qualix Direct telesales organization.

     Support, Maintenance and Consulting.  Support, maintenance and consulting
     -----------------------------------
revenue, primarily derived from annual maintenance agreements and training, increased to $1,407,000 in the third quarter of fiscal 1997 from $615,000 for the same period of 1996, an increase of $792,000, or 129%. Support, maintenance and consulting revenue increased to $3,650,000 in the first nine months of fiscal 1997 from $1,531,000 for the same period of 1996, an increase of $2,119,000, or 138%. The percentage increase in support, maintenance and consulting was higher than the percentage increase in reliability product revenue because of support contract renewals from the Company's installed base and because of sales of support contracts into the Octopus installed base which historically had purchased minimal amounts of support.


     Cost of Revenues
     ----------------

     Cost of revenues increased to $3,210,000 in the third quarter of fiscal 1997 from $2,224,000 for the same period of 1996, an increase of $986,000, or 44%. Cost of revenues increased to $9,940,000 in the first nine months of fiscal 1997 from $5,749,000 for the same period of 1996, an increase of $4,191,000, or 73%.

     Cost of Reliability Software.  Cost of reliability software as a percentage
     ----------------------------
of reliability software revenues decreased to 15% in the third quarter of fiscal 1997 from 42% in the third quarter of 1996. Cost of reliability software as a percentage of reliability software revenues decreased to 26% in the first nine months of fiscal 1997 from 41% in the first nine months of 1996. These decreases are primarily due to increased sales volumes of higher margin internally developed reliability products.

     Cost of Other Products.  Cost of other products as a percentage of other
     ----------------------
product revenues increased to 72% in the third quarter of fiscal 1997 from 70% in the third quarter of the prior year and decreased to 70% in the first nine months of fiscal 1997 from 71% in the same period of fiscal 1996. These slight increases are attributable to the increased demand for lower margin products. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on higher margin products.

     Cost of Support, Maintenance and Consulting.  Cost of support, maintenance
     -------------------------------------------
and consulting as a percentage of support, maintenance and consulting revenues decreased to 39% for the third quarter of fiscal 1997 from 43% for the same period of and decreased to 38% for the first nine months of fiscal 1997 from 49% for the same period of 1996. These decreases are primarily the result of increases in the Company's support staff and a corresponding reduction in the use of outside consultants.


Operating Expenses
------------------

     Sales and Marketing.  Sales and marketing expenses increased to $3,122,000
     -------------------
in the third quarter of fiscal 1997 from $1,370,000 for the same period of 1996, an increase of $1,752,000, or 128%. Sales and marketing expenses increased to $7,923,000 in the first nine months of fiscal 1997 from $3,505,000 for the same period of 1996, an increase of $4,418,000, or 126%. These expenses increased as a percentage of total net revenues to 36% in the third quarter of fiscal 1997 from 31% in the third quarter of 1996 and increased to 33% of total net revenues in the first nine months of fiscal 1997 from 32% in the first nine months of 1996. These increases on an absolute and percentage basis were primarily a result of the expanded infrastructure to support the Company's growing global presence, including the opening of ten new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities.

     Research and Development.  Research and development expenses increased to
     ------------------------
$591,000 in the third quarter of fiscal 1997 from $131,000 for the same period of 1996, an increase of $460,000, or 351%. Research and development expenses increased to $1,569,000 in the first nine months of fiscal 1997 from $314,000 for the same period of 1996, an increase of $1,255,000, or 400%. These increases were primarily attributable to increased staffing and related expenses required to support new product development activities, including developing Qualix HA+, the Company's UNIX-based high-availability clustering software product, Octopus and Qualix DataStar, the Company's UNIX remote data mirroring application.

     General and Administrative.  General and administrative expenses increased
     --------------------------
to $730,000 in the third quarter of fiscal 1997 from $566,000 for the same period of 1996, an increase of $164,000, or 29%. As a percentage of total net revenues, these expenses decreased to 8% in the third quarter of fiscal 1997 from 13% in the third quarter of 1996. General and administrative expenses increased to $1,994,000 in the first nine months of fiscal 1997 from $1,381,000 for the same period of 1996, an increase of $613,000, or 44%. As a percentage of total net revenues, general and administrative expenses decreased to 8% in the first nine months of fiscal 1997 from 12% in the first nine months of 1996. These increases in absolute dollars are primarily a result of increased staffing and related costs required to manage and support the Company's growth. The decreases in percentage of total revenues are due to the fixed nature of some of these costs.

     Merger Expenses.  Merger expenses of $595,000 were incurred in connection
     ---------------
with the acquisition of Octopus Technologies in the quarter ended September 30, 1996. Merger expenses consisted primarily of investment banking, legal and accounting fees.

     Gain on Sale of Stock.  In May 1995, the Company received shares of Veritas
     ---------------------
common stock pursuant to a merger agreement between Veritas and Tidalwave Technologies, Inc. In September 1995, the Company sold 75% of the shares and realized a gain of $763,000.

     Interest Income and Expense, net.  Interest income increased to $101,000 in
     --------------------------------
the third quarter of fiscal 1997 from $22,000 for the same period of 1996, an increase of $79,000, or 359%. Interest income increased to $132,000 in the first nine months of fiscal 1997 from $53,000 for the same period of 1996, an increase of $79,000, or 149%. These increases reflect higher average investment balances largely attributable to the proceeds from the Company's initial public offering in February 1997.

     Provision For Income Taxes. The Company had an effective tax rate of 15% in
     --------------------------
the quarter ended March 31, 1997, compared to 0% for the same period of 1996. The Company had an effective tax rate of 9% for the nine months ended March 31, 1997, compared to 0% for the same period of 1996. This increase is a result of the Alternative Minimum Tax imposed by the Internal Revenue Service and state income taxes. Due to the Company's remaining net operating loss carryforwards, the effective tax rate is lower than the statutory rate.

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS 109") for all periods presented. Under SFAS 109, the Company recognizes deferred tax assets and liabilities for the expected consequences of temporary differences between the carrying amounts for financial statement purposes and the tax bases of assets and liabilities. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance is appropriate. These factors include losses in two of the Company's most recent three years of operations, success of new product offerings and integration of newly acquired businesses.

Liquidity and Capital Resources

     At March 31, 1997, the Company had $19,573,000 in cash, cash equivalents and investments, compared to $3,587,000 at June 30, 1996, an increase of 15,986,000, or 446%. At March 31, 1997, the Company had working capital of $18,431,000 compared to $2,793,000 at June 30, 1996.

     Cash Flows From Financing Activities and Investing Activities.  Cash
     -------------------------------------------------------------
provided by financing activities was $15,091,000 and $308,000 in the first nine months of fiscal 1997 and 1996 respectively. The increase was primarily provided by the initial public offering of Company stock in February 1997. The Company sold 2.2 million shares of Common Stock, resulting in net proceeds to the Company (after deducting underwriting discounts, commissions and offering expenses) of approximately $16.4 million. Investing activities used $6,216,000 in the first nine months of fiscal 1997 and provided cash of $622,000 in the same period of the prior year. Included in these totals are the net cash provided or used by the purchase and sale of short-term investments and purchases of property and equipment. The Company purchased $4,933,000 of short-term investments in the first nine months of fiscal 1997 and generated $847,000 of cash through sales of an investment during the first nine months of fiscal 1996. The Company used $1,283,000 and $233,000 of cash during the first nine months of fiscal 1997 and 1996, respectively, to purchase property and equipment.

     Cash Flows From Operating Activities.  The Company's operating activities
     ------------------------------------
generated cash of $2,156,000 in the first nine months of fiscal 1997 and used cash of $3,000 in the same period of the prior year. Cash generated from operating activities for the nine months ended March 31, 1997 is attributed principally to the higher revenues and income from operations and increases in accounts payable and accrued liabilities offset by increases in accounts receivable and other current assets. During the comparable period of fiscal 1996, cash used in operating activities is attributable to income from operations and increases in accounts payable, accrued liabilities and deferred revenues and advances, offset by increases in accounts receivable and other current assets and a gain on sale of investments. The increases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue has not yet been recognized.

     The Company believes that cash flow from operations, existing cash balances and short-term investments will be sufficient to meet its working capital requirements for at least the next 12 months. However, if the available funds and cash generated from operations are insufficient to satisfy the Company's cash needs, the Company may be required to sell additional equity or convertible debt securities. There can be no assurance that the Company will be able to sell such securities. Moreover, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.

Risk Factors

     Limited Operating History; No Assurance of Profitability. The Company was
     --------------------------------------------------------
incorporated in 1990 and accordingly has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception and had an accumulated deficit of approximately $5.6 million as of March 31, 1997. Although the Company has achieved eight consecutive quarters of operating income before giving effect to nonrecurring gains and expenses, there can be no assurance that the Company will be profitable on an annual or quarterly basis in the future, and recent operating results should not be considered indicative of future financial performance. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Recent Transition to New Business Model.  The Company originally began
     ---------------------------------------
operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA is based on a core software engine licensed from Veritas Software Corporation ("Veritas"). In August 1996, the Company merged with Octopus Technologies, Inc. ("Octopus Technologies"), which had developed high availability and remote data mirroring products for the Windows NT operating environment. More recently, in October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. The Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. There can be no assurance that the Company will successfully implement this strategy. The Company's future profitability, if any, will be heavily dependent on the successful development and/or acquisition, introduction and enhancement of its own reliability products. See "--Uncertainty of Success of Recently Introduced and Planned Products" and "-- Dependence on Qualix Direct."

     Risk of Significant Fluctuations in Quarterly Operating Results.  The
     ---------------------------------------------------------------
Company has experienced, and expects to continue to experience, significant fluctuations in operating results, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including the size and timing of orders; lengthy sales cycles; customer budget changes; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; the mix of products sold, including particularly the mix of owned, licensed and resold products; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop or acquire, introduce and market new products; quality control of products sold; market readiness to deploy reliability products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of sales channels; acquisition costs or other nonrecurring charges in connection with the acquisition of companies, products or technologies; and general economic conditions. The Company's operating results have historically fluctuated significantly as a result of nonrecurring items, including a nonrecurring $763,000 gain on sale of stock in the quarter ended September 30, 1995, a $740,000 writeoff of purchased in-process technology in the quarter ended June 30, 1996 and $595,000 of merger expenses relating to the Octopus Technologies merger in the quarter ended September 30, 1996.

     The Company believes that operating results over at least the next few quarters will be particularly dependent upon achieving significant market acceptance of its OctopusHA+ and recently introduced QualixHA+ products, the amount of any price reduction for such products, the timing of large orders for such products, the level of revenues from lower margin products resold through the Qualix Direct telesales organization and the level of research and development expenses in connection with the Company's ongoing and planned product development program. The Company's gross margin will be affected by a number of factors, including the mix of owned, licensed and resold products, the percentage of total revenue from service contracts, product pricing, the percentage of total revenue from direct sales and indirect distribution channels and the percentage of sales by the Qualix Direct telesales organization. Internally developed or acquired products generally have higher gross margins than licensed products because lower or no royalties must be paid. Service revenues generally have lower margins than revenues from sales of owned products because of the costs incurred to generate service revenues. Revenues from products resold by the Qualix Direct telesales organization generally have lower gross margins than revenues from owned and licensed products sold by the Company's other direct and indirect distribution channels.

     Large sales of certain reliability products, including QualixHA+, often have long cycles and are subject to a number of significant risks over which the Company has little or no control. The timing of large sales can cause significant fluctuations in the Company's operating results, and delivery schedules may be canceled or delayed. Because sales orders are typically shipped shortly after receipt, order backlog at the beginning of any quarter has represented only a small portion of that quarter's total revenue. Accordingly, total revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company's expense levels are based in significant part on expectations as to future revenues and as a result are relatively fixed in the short run. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected, particularly because the Company relies heavily on a relatively high cost direct sales channel.

     Based upon all of the foregoing, the Company believes that the Company's annual and quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. In addition, it is likely that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Intense Competition.  The market for reliability software for distributed
     -------------------
computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products and develop new products in a timely fashion. Although the Company believes that the reliability segment of the market is in the early stages of development, the Company competes, or may compete, with four types of vendors: (i) independent vendors, such as Veritas, that provide reliability products; (ii) host-based systems management software companies migrating their products to the distributed computing market; (iii) distributed computing systems management software companies that incorporate reliability products as a part of integrated systems management solutions; and
(iv) hardware and operating system vendors that incorporate reliability solutions into their products.

     Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, higher scalability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on reliability software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the distributed systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. Because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits.

     In addition, the distributed computing market is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. The introduction of products embodying new technologies and the emergence of new industry standards may render the Company's existing or planned products obsolete or unmarketable, particularly because the market for reliability products is in an early stage of development. There can be no assurance that the Company will be able to compete successfully against current and future competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources than the Company, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Qualix Direct.  Through its Qualix Direct telesales
     ---------------------------
organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 32% and 33% of total revenue in the third quarter of fiscal 1997 and for the nine months March 31, 1997, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company has recently begun to sell its lower priced reliability products through Qualix Direct, there can be no assurance that it will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

     Uncertainty of Success of Recently Introduced and Planned Products.  A key
     ------------------------------------------------------------------
element of the Company's strategy is to increase substantially the percentage of revenues derived from higher margin owned reliability software products. In August 1996, the Company acquired and introduced high availability and remote data mirroring products for Windows NT based systems upon merging with Octopus Technologies and in October 1996 introduced QualixHA+, its high availability product for UNIX based systems, which is based on an internally developed core software engine. In addition, the Company is developing additional reliability products. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. The Company needs to significantly expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects." In addition, there can be no assurance that the Company can successfully market and sell any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market and sell existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Licensed Products.  The Company has historically derived a
     -------------------------------
substantial majority, and expects to continue to derive a significant portion, of its total revenue from the sale of products that are licensed or incorporate a significant amount of technology that is licensed from third parties (collectively, "licensed products"). There are a number of disadvantages and risks associated with the sale of licensed products. The Company is frequently unable to obtain exclusive rights to sell a licensed product, in which case the Company competes against the licensor and potentially other third party licensees. The licenses are typically for a specified period. For example, the Company's right to sell FireWall-1 (and QualixHA/HA+ for Firewalls, which incorporates FireWall-1) is subject to annual renewal. The Company must typically pay a significant per copy royalty that reduces gross margins realized by the Company from the sale of licensed products and may put the Company at a competitive disadvantage against the licensor or other third parties licensees paying lower royalty rates. In addition, the Company may have little or no control over the timing, functionality and quality of enhancements and upgrades to the product and may be restricted in the method and manner, including distribution channels, by which the Company may sell the product. The Company may from time to time need to enforce its rights under licenses and is currently in litigation with Veritas concerning the Company's QualixHA high availability product, which has historically represented a significant portion of the Company's revenue. See "--Litigation." Notwithstanding these factors, the Company anticipates it will derive a significant percentage of its revenues from licensed products for the foreseeable future. Any loss in the right to sell licensed products or any adverse change in the terms upon which it sells licensed products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Concentration.  The Company currently derives the majority of its
     ---------------------
revenues from the sale of reliability products and related services for distributing computing environments. Broad market acceptance of the Company's reliability products is therefore critical to the Company's future success. Demand for the Company's reliability products will depend in large part on increasing market acceptance of distributed computing systems, particularly for business-critical applications, and the need for reliability systems management software products and services for these computing systems. There can be no assurance that market acceptance of distributed computing systems will increase for business-critical applications or that market acceptance of reliability products and services will increase. If reliability products fail to achieve broad market acceptance in distributed computing environments, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

     Need to Expand Product Development and Engineering Capability.  The
     -------------------------------------------------------------
Company's future success is critically dependent on expanding and integrating its product development and engineering capability. In addition to recently introducing QualixHA+, the Company is also developing storage management products as a result of acquiring the technology of Anthill Incorporated ("Anthill") in May 1996. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products and develop new products. To successfully implement its product development program, the Company must, among other things, successfully integrate its recently hired senior manager for product development, hire additional software engineers, continue integrating its Octopus Technologies and Anthill development teams with its QualixHA+ development team, enhance its product development policies and procedures and substantially increase expenditures on product development and engineering. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program would have a material adverse effect on its business, financial condition and results of operations.

     Dependence on Indirect Distribution Channels.  An important element of the
     --------------------------------------------
Company's sales and marketing strategy is to continue to sell its products and services through indirect distribution channels, including distributors, system integrators, VARs, systems management software vendors and OEMs. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Marketing products through the Company's field sales force and through indirect distribution channels may result in distribution channel conflicts. There can be no assurance that channel conflicts will not materially adversely affect its field sales efforts as well as its relationships with existing or future distributors, system integrators, VARs, systems management software vendors and OEMs. The Company's reliance on indirect distribution increases the risks associated with the introduction of new products, including risks of delays in adoption and the risk that resellers will evaluate and potentially adopt competitive products. In particular, there can be no assurance that the Company's current resellers will adopt or successfully market the Company's new QualixHA+ product. In addition, these relationships are frequently terminable at any time without cause. Therefore, there can be no assurance that any such party will continue to represent the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation.  On October 25, 1996, the Company sued Veritas in the Santa
     ----------
Clara County California Superior Court alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 (the "Master Agreement") between the Company and Veritas. The Master Agreement granted the Company the right to market and support FirstWatch, a product which forms the core software engine of QualixHA but which is not part of QualixHA+. The Master Agreement, and therefore the Company's right to sell QualixHA, terminated on February 28, 1997. The Company is seeking unspecified compensatory and punitive damages. Veritas filed a cross-complaint on October 29, 1996 alleging that the Company engaged in unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation as a result of various alleged activities. Veritas seeks unspecified compensatory and punitive damages and injunctive relief, including requiring Qualix to divulge certain customer information.

     On October 29, 1996, the court granted the Company a temporary restraining order enjoining Veritas from stating that the Master Agreement has been terminated. The court also granted Veritas an order enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch or that QualixHA+ is the FirstWatch product. On November 14, 1996, the court issued a preliminary injunction against Veritas on substantially similar terms as the temporary restraining order and indicated that it would, upon submission of an order by Veritas, issue a preliminary injunction enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch. Veritas has not yet submitted such an order.

     The Master Agreement requires binding arbitration of contract disputes through the American Arbitration Association ("AAA"). On November 27, 1996, Veritas served the Company with a demand for arbitration of various issues relating to the dispute, including fraud, negligent misrepresentation, breach of contract, pricing below cost, unfair competition and false advertising. Veritas is expected to seek substantially the same relief in the arbitration as in the lawsuit. The Company received formal notification of the arbitration from the AAA and has responded. That response included submission of certain claims of the Company against Veritas into the arbitration, including the claims raised by the Company in its lawsuit against Veritas. The AAA has assigned an arbitrator to this matter, and discovery has commenced in the arbitration. There can be no assurance that all of the claims asserted by Veritas or the Company fall within the scope of the arbitration provision, and therefore they may be resolved through litigation rather than arbitration.

     The Company believes that its claims against Veritas are meritorious and that it has meritorious defenses to the claims brought by Veritas. The Company intends to vigorously pursue its claims and defenses against Veritas. After consideration of the nature of the claims and facts relating to the litigation and after consultation with legal counsel, the Company believes that resolution of its dispute with Veritas will not have a material adverse effect on the Company's business, financial condition and results of operations. However, due to the nature of litigation and arbitration and because discovery has not commenced, the Company cannot determine the total expense or possible loss or other harm that it may incur as a result of litigation, arbitration or settlement of its dispute with Veritas. Although QualixHA+ was introduced and began generating revenue in October 1996, there can be no assurance that loss of the right to sell QualixHA would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Previously, by letter dated November 19, 1996, Veritas had indicated that at the arbitration it would also pursue "trade secret misappropriation claims based upon Qualix's use of developers who had access to Veritas' trade secrets." The Company has submitted into the arbitration a request for declaratory relief that the development of QualixHA+ did not constitute misappropriation of Veritas' trade secrets. Following such submission, Veritas raised a claim of misappropriation of its trade secrets. As is noted above, there can be no assurance that this or other claims will be deemed to fall within the scope of the arbitration provision. Based in part upon procedures undertaken by the Company to ensure that the core software engine to QualixHA+ was developed by employees and consultants who had no exposure to Veritas' trade secrets, the Company believes that it would have meritorious defenses to any such claims. Nevertheless, there can be no assurance that Veritas will not be successful in obtaining damages or other relief that would have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on Proprietary Technology; Risk of Infringement."

     Integration of Acquisitions.  In May 1996, the Company acquired
     ---------------------------
substantially all of the assets and assumed certain liabilities of Anthill, including technology relating to a hierarchical storage management product under development. In August 1996, the Company merged with Octopus Technologies. The Company may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired require significant additional development before they can be marketed and may not generate revenue at levels anticipated by the Company. There can be no assurance that the Company will not incur these problems in the future for its existing or future acquisitions. Moreover, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. Any such problems or factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel; Management of Growth.  The Company's future
     -------------------------------------------------
operating results depend significantly on the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's future success is particularly dependent on increasing its product development personnel. See "--Need to Expand Product Development and Engineering Capability." The Company has relied in the past on consultants as well as employees for its product development programs. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting or retaining other highly qualified technical and managerial employees and consultants in the future. The Company has at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future.

If the Company were to experience such difficulties in the future, it may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its future growth, if any, effectively, the Company must continue to strengthen its operational, financial and management information systems and expand, train and manage its employee work force. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement.  The Company's
     -----------------------------------------------------------
success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." Although the Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product, the claims in the patent application have been rejected by the U.S. Patent and Trademark Office, and there can be no assurance that a patent will be issued, that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. In October 1996, the Company received correspondence from a French company asserting that it has registered "Octopus" as a trademark in France and that the Company's use of the mark "Octopus" infringes its trademark rights. Based upon its initial investigation of this claim, the Company believes that it may be required to obtain a license to use the Octopus mark in France, adopt a new trademark to replace the Octopus mark in France or be subject to other liability. Although there can be no assurance that Qualix can obtain a license to use the Octopus mark in France on commercially reasonable terms or at all, Qualix does not believe that resolution of this matter will have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, financial condition and operating results. See "--Litigation."

     International Sales.  Net revenue from customers outside the United States
     -------------------
was 5%, 9%, 17% and 17% of total revenue for fiscal years 1994, 1995 and 1996 and the nine months ended March 31, 1997, respectively. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently entirely in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

     Risk of Software Defects.  Software products as complex as those offered by
     ------------------------
the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite testing by the Company and by current and potential customers, there can be no assurance that defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, particularly because the Company focuses on selling reliability products, delays in market acceptance, expensive product changes or loss of revenue, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Product Liability.  The Company's license agreements with customers
     -----------------
typically contain provisions designed to limit the Company's exposure to potential product liability claims. A significant portion of the Company's products are licensed pursuant to "shrink wrap" licenses. To the extent the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products generally provide systems management software that is used for business-critical applications, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

      Potential Volatility of Stock Price.  The market price for the Company's
      -----------------------------------
stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the distributed computing environment and other technology industries, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Control by Directors, Executive Officers and Principal Stockholders.  As of
     -------------------------------------------------------------------
March 31, 1997, the present directors, executive officers and principal stockholders, and their affiliates and related persons beneficially own approximately 45.9% of the outstanding shares of the Company's Common Stock. As a result, these stockholders are able to elect all of the Company's directors, have the voting power to approve all matters requiring stockholder approval, and continue to exert significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

     Effect of Certain Charter Provisions; Antitakeover Effects of Certificate
     -------------------------------------------------------------------------
of Incorporation and Delaware Law.  The Company's Board of Directors has the
---------------------------------
authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

                          PART II  OTHER INFORMATION


Item 1. Legal Proceedings

    Not applicable.

Item 2. Changes In Securities

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

  1.1*    -Form of Underwriting Agreement.

  2.1*    -Agreement and Plan of Reorganization among the Registrant, Qualix
           Subsidiary, Inc. and Octopus Technologies, Inc. dated July 14, 1996.

  2.2*    -Articles of Merger between and among the Registrant, Qualix
           Subsidiary, Inc. and Octopus Technologies, Inc. filed August 30,
           1996.

  3.1*    -Amended and Restated Certificate of Incorporation of Registrant, as
           currently in effect.

  3.2*    -Form of Amended and Restated Certificate of Incorporation of
           Registrant (to be filed prior to the closing of the offering made pursuant to this Registration Statement).

  3.3*    -Form of Amended and Restated Certificate of Incorporation of
           Registrant (to be filed upon the closing of the offering made pursuant to this Registration Statement).

  3.4*    -Bylaws of the Registrant, as currently in effect.

  4.1*    -Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

  4.2*    -Specimen Common Stock certificate.

  4.3*    -Series D Preferred Stock and Warrant Purchase Agreement dated
           April 11, 1995.

  5.1*    -Opinion of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian
           LLP.

10.1*     -Form of Indemnification Agreement.

10.2*     -1995 Stock Option Plan.

10.3*     -1997 Stock Option Plan.

10.4*     -Employee Stock Purchase Plan.

10.5*     -Senior Managers Bonus Plan.

10.6*     -Series A Preferred Stock Purchase Agreement dated November 15, 1990.

10.7*     -Series B Preferred Stock Purchase Agreement dated December 27, 1991.

10.8*     -Series C Preferred Stock Purchase Agreement dated October 20, 1992.

10.9*     -Series C Preferred Stock Purchase Agreement dated November 16, 1993.

10.10*    -Note and Warrant Purchase Agreement dated August 26, 1994.

10.11*    -Asset Purchase Agreement between Anthill Incorporated and Registrant dated May 1, 1996.

10.12*    -Employment Agreement between Registrant and Richard G. Thau dated
           November 15, 1990.

10.13*    -Employment Agreement between Registrant and Jean A. Kovacs dated
           November 15, 1990.

10.14*    -Employment Agreement between Registrant and Bruce C. Felt dated March
           25, 1994.

10.15*    -Promissory Notes of Bruce A. Felt dated May 17, 1996 and May 17,
           1996 in the principal amounts of $96,000 and $9,600, respectively.

10.16*+   -Distributor Agreement between Registrant and StereoGraphics
           Corporation dated March 27, 1996.

10.17*+   -Letter Agreement between Registrant and Silicon Graphics, Inc. dated
           June 6, 1994.

10.18*     -[This item intentionally left blank.]

10.19*+   -Master Agreement between Registrant and Veritas Software Corporation dated April 10, 1995.

10.20*    -Reseller Agreement between Registrant and Check Point Software
           Technologies Ltd. dated June 3, 1994.

10.21*    -Lease Agreement between Registrant and Norfolk Atrium, a California
           Limited Partnership dated April 1, 1995.

21.1*     -Subsidiary of the Registrant.

23.1*     -Independent Auditors' Consent and Report on Schedule (see page II-7).

23.2*     -Consent of Counsel. Reference is made to Exhibit 5.1.

24.1*     -Power of Attorney (see page II-4).

27        -Financial Data Schedule.

-------------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 333-17529) declared effective by the Commission on February 12, 1997.

+  Confidential treatment requested.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 1997.


                                  QUALIX Group, Inc.

                                  by:  /s/ Bruce C. Felt
                                      -----------------------------
                                       Bruce C. Felt
                                       Vice President, Finance and
                                       Chief Financial Officer

                                       (duly authorized officer and principal
                                       financial and accounting officer)

                                 EXHIBIT INDEX
Exhibit
No.                                Description
-------                            -----------
  1.1*    -Form of Underwriting Agreement.

  2.1*    -Agreement and Plan of Reorganization among the Registrant, Qualix
           Subsidiary, Inc. and Octopus Technologies, Inc. dated July 14, 1996.

  2.2*    -Articles of Merger between and among the Registrant, Qualix
           Subsidiary, Inc. and Octopus Technologies, Inc. filed August 30,
           1996.

  3.1*    -Amended and Restated Certificate of Incorporation of Registrant, as
           currently in effect.

  3.2*    -Form of Amended and Restated Certificate of Incorporation of
           Registrant (to be filed prior to the closing of the offering made pursuant to this Registration Statement).

  3.3*    -Form of Amended and Restated Certificate of Incorporation of
           Registrant (to be filed upon the closing of the offering made pursuant to this Registration Statement).

  3.4*    -Bylaws of the Registrant, as currently in effect.

  4.1*    -Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

  4.2*    -Specimen Common Stock certificate.

  4.3*    -Series D Preferred Stock and Warrant Purchase Agreement dated
           April 11, 1995.

  5.1*    -Opinion of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian
           LLP.

10.1*     -Form of Indemnification Agreement.

10.2*     -1995 Stock Option Plan.

10.3*     -1997 Stock Option Plan.

10.4*     -Employee Stock Purchase Plan.

10.5*     -Senior Managers Bonus Plan.

10.6*     -Series A Preferred Stock Purchase Agreement dated November 15, 1990.

10.7*     -Series B Preferred Stock Purchase Agreement dated December 27, 1991.

10.8*     -Series C Preferred Stock Purchase Agreement dated October 20, 1992.

10.9*     -Series C Preferred Stock Purchase Agreement dated November 16, 1993.

10.10*    -Note and Warrant Purchase Agreement dated August 26, 1994.

10.11*    -Asset Purchase Agreement between Anthill Incorporated and Registrant dated May 1, 1996.

10.12*    -Employment Agreement between Registrant and Richard G. Thau dated
           November 15, 1990.

10.13*    -Employment Agreement between Registrant and Jean A. Kovacs dated
           November 15, 1990.

10.14*    -Employment Agreement between Registrant and Bruce C. Felt dated March
           25, 1994.

10.15*    -Promissory Notes of Bruce A. Felt dated May 17, 1996 and May 17,
           1996 in the principal amounts of $96,000 and $9,600, respectively.

10.16*+   -Distributor Agreement between Registrant and StereoGraphics
           Corporation dated March 27, 1996.

10.17*+   -Letter Agreement between Registrant and Silicon Graphics, Inc. dated
           June 6, 1994.

10.18*     -[This item intentionally left blank.]

10.19*+   -Master Agreement between Registrant and Veritas Software Corporation dated April 10, 1995.

10.20*    -Reseller Agreement between Registrant and Check Point Software
           Technologies Ltd. dated June 3, 1994.

10.21*    -Lease Agreement between Registrant and Norfolk Atrium, a California
           Limited Partnership dated April 1, 1995.

21.1*     -Subsidiary of the Registrant.

23.1*     -Independent Auditors' Consent and Report on Schedule (see page II-7).

23.2*     -Consent of Counsel. Reference is made to Exhibit 5.1.

24.1*     -Power of Attorney (see page II-4).

27        -Financial Data Schedule.

-------------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 333-17529) declared effective by the Commission on February 12, 1997.

+  Confidential treatment requested.