Form 10-K405
period 1997-06-30
QUALIX GROUP INC
filed 1997-09-19
CIK 870345

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       COMMISSION FILE NUMBER 000-22059

                              QUALIX GROUP, INC.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              77-0261239
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


                        1900 S. NORFOLK ST., SUITE 224
                           SAN MATEO, CA 94403-1151
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

                                (650) 572-0200
               (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check [X] whether the Company (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of August 31, 1997 there were 10,234,740 shares of the Company's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Company (based upon the closing sale price of such shares on the Nasdaq National Market on August 29, 1997) was approximately $37,647,883. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on November 12, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

===============================================================================

                               TABLE OF CONTENTS

PART I

 Item 1.   Business......................................................      3
 Item 2.   Facilities....................................................     24
 Item 3.   Legal Proceedings.............................................     24
 Item 4.   Submission of Matters to a Vote of Security Holders...........     24

PART II
           Market for the Company's Common Equity and Related Stockholder
 Item 5.   Matters.......................................................     26
 Item 6.   Selected Financial Data.......................................     27
           Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations.....................................     28
 Item 8.   Consolidated Financial Statements and Supplementary Data......     33
           Changes in and Disagreements with Accountants on Accounting
 Item 9.   and Financial Disclosure......................................     48

PART III
 Item 10.  Directors and Executive Officers of the Company...............     48
 Item 11.  Executive Compensation........................................     48
           Security Ownership of Certain Beneficial Owners and
 Item 12.  Management....................................................     48
 Item 13.  Certain Relationships and Related Transactions................     48

PART IV
           Exhibits, Financial Statement Schedule and Reports on Form 8-
 Item 14.  K.............................................................     49

                                    PART I

ITEM 1. BUSINESS.

  The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this item under the heading "Risk Factors."

OVERVIEW

  Qualix is a leading provider of reliability software for UNIX and Windows NT applications and servers in distributed computing environments. The Company's reliability solutions are designed to minimize the impact of system failures on business-critical applications. The Company offers software products for high availability, security and storage management. Although a substantial majority of the Company's historical revenue has come from products licensed from third parties, the Company has recently increased its focus on internally developed or acquired products.

  The Company began operating primarily as a distributor, value-added reseller
(VAR) and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a licensed core software engine. In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Anthill Incorporated ("Anthill"), including technology relating to a hierarchical storage management product under development. In August 1996, the Company merged with Octopus Technologies, Inc. ("Octopus Technologies") which had developed high availability and remote data mirroring products for the Windows NT operating environment. Additionally, the Company successfully completed an initial public offering in February 1997.

  In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing Qualix HA in February 1997. The Company is developing several additional systems management products. See "Risk Factors--Recent Transition to New Business Model," "Uncertainty of Success of Recently Introduced and Planned Products" and "--Dependence on Licensed Products."

INDUSTRY BACKGROUND

  Historically, large organizations depended on host-based computing utilizing mainframes and mini computers for most business applications and for centralized data storage. Given the importance of these applications, systems management software evolved to ensure the availability, performance and integrity of host-based computing systems. Functions addressed by systems management software include reducing downtime in the event of system failure, ensuring that the system is secure and protecting against data loss.

  In recent years, distributed computing, also known as client/server computing, has been increasingly adopted by many businesses for their enterprise computing needs. Distributed computing solutions, based primarily on UNIX and increasingly on Windows NT, are being used for a growing number of business-critical applications. These include financial reporting, inventory control, sales order processing, transaction processing, customer support, intranet applications and Internet access. The adoption of distributed computing for these business-critical applications has created a need for systems management software that is both an extension of, and a significant evolution beyond, systems management software for host-based computing. It must perform many of the same functions required in the host-based environment. Moreover, it must provide significantly enhanced functionality because distributed computing systems are inherently more complex and dynamic than host-based computing systems. In particular, distributed computing systems are often widely distributed, with servers, databases, applications and users spread over multiple locations, and heterogeneous, with hardware, databases and software from multiple vendors.

  The Company divides systems management software for distributed computing systems into three categories: operations management, resource and applications management, and reliability management. Operations management software automates the day-to-day operating tasks previously performed by system administrators. Resource and applications management software addresses management of critical software and user resources. Reliability software addresses the system's need to ensure that servers, data and applications are consistently available and secure. These categories are illustrated below:

                     [LOGO OF SYSTEMS MANAGEMENT SOFTWARE]

  Qualix believes that companies are increasingly focused on the need for reliability software as more and more business-critical applications are deployed in distributed computing environments. By ensuring that systems are highly available, reliability software provides users with access to the computer power, data and applications they need. By ensuring that systems are secure, reliability software protects against unauthorized use and corruption. By managing storage requirements, reliability software provides real-time backup and data fault tolerance.

  High Availability. As organizations migrate or consider migrating business-critical applications to distributed computing environments, they frequently need to ensure that such applications are fully operational around the clock. In many cases, system failures result in lost revenues or damaged customer relations when these applications are not available. Although large-scale, fault tolerant hardware systems can be used to ensure that systems operate continuously, they are expensive and are not designed to work with heterogeneous hardware and software components. As a result, there is a significant need for high availability software that works with existing systems to prevent systems and applications from going down due to malfunction, human error, sabotage or natural disasters.

  Security. Protecting against unauthorized use and corruption has become more difficult as distributed computing systems become larger and more complex, perform more computing functions and are linked to the Internet and corporate intranets. As a result, there is an increased need for security products that address a variety of security needs. These products include firewalls that protect a company's data and systems from unauthorized use and/or sabotage, and security management products that ensure users only access what they are authorized to access.

  Storage Management and Data Protection. Organizations have also increasingly focused on the adequacy of their data protection and storage capabilities in distributed computing systems, particularly as data-intensive applications and databases with dramatically increased data storage requirements are deployed on these systems. As a result, there is an increasing need for storage management products that cost-effectively protect against data loss and improve data management.

  Given these trends, the Company believes that the need for reliability software will grow as more business-critical applications are deployed on distributed systems and as applications typically found on UNIX and Windows NT servers, such as e-mail, intranet applications and Internet access, are increasingly considered business-critical.

QUALIX SOLUTION

  Qualix is a leading provider of reliability software for distributed computing systems. The Company provides products that address each of the following three segments of the reliability market:

    High Availability. In the second quarter of fiscal 1997, the Company introduced QualixHA+, its high availability clustering product for UNIX. QualixHA+ is fully based on internally developed proprietary clustering technology. The Company believes that this product is the leading commercially available software-based solution that allows multiple servers working together in a variety of configurations to provide applications-oriented monitoring and recovery in the event of system failures. The Company also offers OctopusHA+, which the Company believes is the leading high availability product for Windows NT.

    Security. The Company resells and supports a network firewall security product licensed from CheckPoint Software Technologies Ltd. ("CheckPoint"). The Company also offers a combined product that integrates its licensed firewall product with its high availability product to provide firewall security with nearly continuous uptime. In addition, the Company is developing a network security scanning and testing product.

    Storage Management and Data Protection. The Company offers a remote real-time mirroring product for data and applications on Windows NT and UNIX.

  The Company's reliability solutions generally have a number of key attributes. They are based on leading-edge technologies that are designed to be used separately or integrated with other products developed by the Company or its strategic partners, thereby allowing users to define integrated solutions. They are designed to work with multiple hardware and software platforms and related industry standards, to be adaptable as these platforms change and to be scaleable by providing the same functionality across a broad range of network sizes. In addition, they are designed to be installed quickly and easily (typically within hours) without affecting the operation of business-critical applications. The Company supports its products with a high level of maintenance, consulting services and training services. Based on the breadth and functionality of its product line, the size and diversity of its customer base and its name recognition within the reliability software market, the Company believes that its reliability products have achieved a leading market position which is critical for promoting brand awareness and customer acceptance of its products.

STRATEGY

  The Company's objective is to be the leading provider of reliability solutions for medium to large organizations with distributed computing systems. To achieve this objective, the Company's strategy includes the following key elements:

  Focus on Reliability Solutions. The Company plans to focus on providing leading-edge reliability solutions for distributed computing systems. Because reliability products typically support business-critical applications, the Company believes users generally want established products that have been adopted at key reference accounts. Accordingly, the Company believes that maintaining and enhancing a leading market position is critical for achieving broad customer acceptance of its products.

  Maintain and Enhance Direct Customer Relationships. Through its field sales force, the Company has established a large customer base that includes a number of important reference accounts. The Company's strategy is to be market-oriented and to cultivate long-term customer relationships that foster ongoing and additive purchases of its reliability products. A key element of this strategy is to focus on satisfying customer needs. For example, its products are designed to work alone or with other products, to work with multiple hardware and software platforms, and to be scaleable, easy to install and non-invasive. In addition, the Company offers comprehensive maintenance, support, consulting, integration and training services. Moreover, the Company believes that its customers have great insight into future market needs and product direction which it draws on in enhancing and expanding its product line.

  Focus on Internally Developed Products. Although Qualix has historically derived a substantial portion of its revenues from licensed products, the Company's strategy is to increase significantly the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins. Accordingly, the Company plans to leverage its expertise in reliability technology and its knowledge of user requirements by investing substantial resources to increase its internal development efforts. In addition to developing and/or enhancing reliability products internally, the Company will continue to evaluate acquiring or licensing products and technologies that support and expand its product offerings.

  Expand Worldwide Distribution Capability. The Company intends to devote significant resources to expanding its sales force, which currently consists of 21 sales offices staffed by 32 field sales representatives, 11 sales engineers and 8 telesales representatives. The Company has begun to sell its lower-priced reliability products through its Qualix Direct telesales organization, which has historically focused on selling third party products. The Company also intends to expand its international sales and marketing programs, which generated 17% of total revenue for fiscal 1997 and 1996. In addition, the Company plans to expand sales of its products through indirect distribution channels, including distributors, system integrators and VARs.

  Maintain and Enhance Strategic Relationships. A key objective of the Company is to expand joint development and marketing relationships with systems management software vendors to provide complementary solutions and to establish relationships with hardware and software OEMs to incorporate reliability solutions in their products. The Company believes that it is essential to form strategic relationships with other network computing vendors to effectively market and sell reliability products. The Company works with hardware providers such as Hewlett-Packard, IBM and Sun Microsystems to ensure that its reliability products are fully integrated into their hardware environments, and major software vendors such as Oracle, Sybase, Informix, CA-Ingres, Microsoft and Tivoli to provide complementary solutions.

RELIABILITY SOFTWARE PRODUCTS

  The Company offers a broad range of products focused on the reliability market for network computing environments. The Company's services, including support, consulting and training, are priced separately. Prices vary according to number and type of servers as well as other factors and exclude support and consulting services. The Company's products can be categorized as follows:

------------------------------------------------------------------------------------------
     PRODUCT                 DESCRIPTION                 PLATFORM   DATE OF FIRST RELEASE
------------------------------------------------------------------------------------------
                               HIGH AVAILABILITY
------------------------------------------------------------------------------------------
 QualixHA+        High availability software for       Sun Solaris  October 1996
                  UNIX environments. Clustering        HP-UX 10.0
                  technology provides scaleability     IBM AIX
                  for up to sixteen servers.

 OctopusHA+       Automatic switch-over for Windows    Windows NT   October 1995
                  NT servers.

                                   SECURITY

 FireWall-1*      Network security products that       Sun Solaris  May 1994
                  enable connectivity to the           HP-UX
                  Internet with security and           Windows NT
                  manageability.

 QualixHA+ for    High availability firewall product   Sun Solaris  October 1996
  Firewalls*      that enables security of a           HP-UX
                  networked environment with
                  continuous uptime.

                    STORAGE MANAGEMENT AND DATA PROTECTION

 Octopus DataStar Real-time, local or remote           Windows NT   April 1994
                  mirroring for NT data and
                  applications.

 Qualix DataStar  Real-time, remote mirroring for      Sun Solaris  April 1997
                  UNIX data and applications.

 * Includes a licensed product.

 High Availability

  QualixHA+. QualixHA+ is a failover and recovery management product for UNIX designed to minimize the impact of failures caused by system malfunction, human error, sabotage or natural disasters. QualixHA+ is designed to monitor and support a variety of UNIX-based operating systems, hardware platforms, disk configurations, networks, applications and databases. QualixHA+ includes the Company's proprietary clustering technology.

  The clustering technology that QualixHA+ uses is based on a peer-to-peer architecture that allows multiple servers to work together to provide applications-oriented monitoring and recovery in the event of a system failure. If a server goes down, or for any reason stops providing service to an application, QualixHA+ uses an intelligent decision-making process to promptly "elect" another server to carry on service. Using this transparent election process, QualixHA+ can determine which server has the highest priority and should therefore begin providing the service in place of the primary server. In addition, QualixHA+ can provide load balancing which ensures that no server is overused in the cluster.

  The following diagram illustrates how QualixHA+ operates in a three-server, six-application environment.

                              [LOGO OF QUALIXHA+]

  -----------------------------------------------------------------------
  If Server C should go down, Server A and Server B will assume responsibility for Server C's applications, thereby keeping the applications available to all users.

  QualixHA+ can be configured to provide the degree of availability that best suits a user's enterprise needs. The software is easily installable and does not modify the core operating system already installed. System administrators simply map out possible failure scenarios and establish the desired failover paths for individual services prior to configuration. This process creates a form of pre-defined balancing that ensures only a single active server provides specific services to the network at any one time.

  QualixHA+ consists of three components:

  QualixHA+ Cluster Management Software provides services for maintaining communications between servers as well as monitoring system resources and application services. This clustering technology is scaleable, providing the enterprise the ability to start small and add on components or servers as needs increase, without changing the core product.

  QualixHA+ Environment is designed to facilitate easy installation, flexible integration as well as monitoring for critical system-level resources to assure "end-to-end" availability of all business-critical components.

  QualixHA+ modules allow QualixHA+ to provide monitoring and recovery management for individual applications, such as databases, systems management applications and business function applications, in addition to protecting the entire server. QualixHA+ modules allow the Company to tailor its solutions for specific applications and engage in co-marketing programs with strategic partners. The Company currently ships modules for databases from Oracle, Sybase, Informix and CA-Ingres. The Company also ships modules that support

Tivoli's SNMP and Netscape's server software and has developed a module that supports Tivoli's TME software. The Company is currently working with other companies and products to create additional modules that will allow QualixHA+ to be tailored to vertical market needs.

  OctopusHA+. The OctopusHA+ software solution is a real-time data protection and a high availability switchover package. This product, which was awarded Byte Magazine's Best Utility award at Comdex 1996, provides high availability for Windows NT servers. If a failure occurs at the source system, the target system can automatically assume the role of the failed system, so users can seamlessly continue to access their data and applications. Similar to QualixHA+ for UNIX, the goal of OctopusHA+ is to provide continuous up-time for Windows NT servers and data. OctopusHA+ supports multiple configurations, including many-to-one.

 Security

  FireWall-1. FireWall-1, which is licensed from CheckPoint, is the leading Internet firewall product. FireWall-1 is designed to enable companies to connect to the Internet while keeping their data and applications secure from unauthorized users.

  QualixHA+ for Firewalls. Once a company installs a firewall, it becomes a critical part of the security for the company's network and data. Most firewalls are set up so that if the firewall (or the server it is on) goes down, the connection to the Internet is terminated, and employees and customers can no longer access the internal network. If Internet access is critical to a business' strategy, it cannot afford any downtime in its firewall. To address the needs of these companies, Qualix has created QualixHA+ for Firewalls. This product has three components: FireWall-1, QualixHA+, and the QualixHA+ Module for FireWall-1 to monitor and failover the FireWall-1 software. With QualixHA+ for Firewalls, businesses have more reliable connections to the Internet.

                       [LOGO OF QUALIXHA+ FOR FIREWALLS]

  All communications into the company's internal network must go through the Firewall. If Firewall A stops functioning, Qualix HA+ for Firewalls will automatically re-route all traffic to Firewall-B, therefore keeping all communications up and running.

 Storage Management and Data Protection Products

  Qualix provides storage management products based on data fault tolerance and data access technologies.

  Octopus DataStar. Octopus DataStar is a real-time data mirroring product for Windows NT systems. Octopus DataStar automatically mirrors changes to user-specified files, rather than entire disks, from a source disk to a target disk. These changes can be mirrored via a local area network, or geographically dispersed over a wide area network. In the event of data loss or hardware failure at the source location, up-to-date copies of mirrored files are available on a real-time basis on the target systems. Octopus DataStar can be configured to provide multiple backup sites anywhere in the world for maximum protection of crucial business data. In addition to providing immediate back-up data, Octopus DataStar also provides for the distribution of data for localized processing, the consolidation of data for decision-based processing, and the physical relocation of data for disaster recovery contingencies. The Company believes that its Octopus remote mirroring product is the leading solution for data fault tolerance in the Windows NT market.

                          [LOGO OF OCTOPUS DATASTAR]

  Each of the remote sales offices in this diagram is mirroring its data to the headquarters sales server by using Octopus DataStar. In this way, the headquarters server has an up-to-the minute copy of all data.

  Qualix DataStar. Qualix DataStar is a high-performance continuous data protection solution that speeds disaster recovery, data backup and data migration for UNIX systems. The product mirrors a company's vital data by capturing changes to disks on a local UNIX system in realtime and continuously copying the changes to a target system across any TCP/IP network. In the event of a disaster, such as a fire or complete loss of power, a current mirror of the data is available at the second system. This significantly reduces data loss, shortens data recovery time from days or hours to minutes, and speeds the resumption of business operations in the event of a system failure or disaster. Qualix DataStar's continuous mirroring can also increase up time for production systems by enabling data backups from the secondary system and enabling flash cutovers when moving or upgrading systems.

QUALIX DIRECT

  Through its Qualix Direct telesales organization, the Company provides a diverse product line of add-on hardware, software and accessories for distributed computing systems. As part of the Company's strategy of expanding distribution channels for its reliability products, during the fourth quarter of fiscal 1997, Qualix Direct successfully transitioned into selling the Company's Octopus line of products, the Company's reliability products for Windows NT applications. Qualix Direct also resells products from approximately 50 vendors including firewalls, Ethernet adapters, printers, workstation add-ons and software applications. These products are typically resold in low unit volumes and generally range in price from $1,000 to $10,000. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. See "Risk Factors--Dependence on Qualix Direct" and "--Sales and Marketing --Qualix Direct."

CUSTOMER SUPPORT

  The Company believes that a high level of customer service is required to successfully sell reliability products for distributed computing systems. Accordingly, an essential part of the Company's business is providing comprehensive maintenance, technical support, consulting and training services for its customers. Most of the Company's customers have support and maintenance agreements with the Company that are typically for 12 months.

  The Qualix Technical Services Group ("QTSG") consists of 20 people which the Company supplements with outside consultants for some support requirements. These consultants are trained and provide service on-site in the same capacity as a Qualix employee. QTSG provides the following services:

    Maintenance and Technical Support. The Company offers two levels of support packages: (i) support during normal business hours and (ii) 24-hour, 7 day-a-week support. Both levels include e-mail and fax customer support and new software releases. Prices for maintenance and technical support, which is mandatory for the first year for most of the Company's products, typically range from 15% to 30% of the price of the product.

    Consulting. QTSG includes the Qualix Professional Services Group which is responsible for on-site consulting as well as development work done for specific customers. Consulting services include implementation planning, project management, project customization and upgrade management. For example, this group develops QualixHA+ modules for the Company's products. Consulting services are generally performed on a fee-basis by day or by project. These consulting services are used to leverage the Company's products so they can be better implemented at a customer site. A majority of the Company's new high availability customers purchase the Company's consulting services.

    Training. The Company offers comprehensive training classes to its customers, distributors, systems integrators and VARs both on-site and at Qualix headquarters. The training program includes instruction in the installation, customization and optimization of the Company's products on their specific environment.

SALES AND MARKETING

  The Company's target customers include both public and private sector organizations that have deployed (or are deploying) distributed computing systems. Target customers are medium to large sized companies who have their business-critical applications running on UNIX or Windows NT servers. The Company's customers are in a variety of industries, including telecommunications, finance, manufacturing and energy. The Company markets its software and services primarily through its field sales organization complemented by other sales channels, including systems integrators, OEMs, VARs and international distributors.

  Field Sales. As of June 30, 1997, Qualix's field sales force consisted of 48 personnel, including 32 sales representatives and 11 sales engineers that provide technical sales assistance. The Company currently has 21 sales offices, most of which are staffed with both sales and technical pre-sales personnel. The Company uses a consultative sales approach for selling to major accounts. This model entails the collaboration of technical and sales personnel to formulate proposals that address the specific requirements of the customer. The Company focuses its initial sales efforts on senior MIS department personnel, and works closely with system and network administrators for evaluation and deployment.

  Qualix Direct. Qualix Direct is the Company's telesales organization located in San Mateo, California and is aligned with the field sales force, providing support for field sales representatives and their resellers. Qualix Direct also resells add-on software, hardware and accessories for distributed computing systems. Qualix Direct uses direct mailings, catalogs and Web promotions to market its products. As of June 30, 1997, Qualix Direct had eleven sales and marketing personnel. Qualix Direct has historically sold third party products that require a less consultative sales approach and are sold in smaller transactions that typically generate lower gross margins. As part of the Company's strategy of broadening distribution channels for its reliability markets, Qualix Direct has successfully transitioned into selling the Company's reliability products for Windows NT and firewall products. Expanding the Qualix Direct product line to include reliability and security products has resulted in more favorable gross margins.

  Indirect Distribution Channels. As of June 30, 1997, Qualix had over 100 VARs, resellers and systems integrators of its reliability products. These resellers are generally responsible for managing the sales and installation process in each customer situation. In selected opportunities, the Company's support personnel often work with the reseller to provide technical support. This approach enables the Company to cost effectively achieve broader market coverage, while maintaining close contact with customers in order to gauge product direction and to monitor customer satisfaction.

  International. Qualix has been expanding its international distributors, and at June 30, 1997 had approximately 60 distributors in Europe, Asia, Africa and South America. International revenue from sales outside the United States accounted for 17%, 17% and 9% of total revenue in fiscal 1997, 1996 and 1995, respectively. The Company's sales and marketing strategy includes expanding its international sales and marketing infrastructure to generate an increasing percentage of revenue through international sales. Accordingly, the Company is recruiting both sales and technical personnel for Europe and Asia.

  Strategic Alliances and OEMs. A key objective of the Company is to expand its joint development and marketing relationships with systems management software vendors to provide complementary solutions and to establish relationships with hardware and software OEMs to incorporate reliability solutions in their products. The Company works with hardware providers such as Hewlett-Packard, IBM and Sun Microsystems and software vendors such as Oracle, Sybase, Informix, CA-Ingres, Microsoft and Tivoli. The Company has an agreement with Intergraph Computer Systems as an OEM partner. In this agreement, Intergraph will bundle Octopus DataStar on its high availability NT servers. In addition, the Company is currently in active discussions with several systems management software vendors and software OEMs to form additional strategic relationships in which the Company's reliability products would be marketed and sold as an added feature to their client/server packages. There can be no assurance that the Company will successfully consummate any of these arrangements.

  Marketing Programs. In support of its domestic sales force and international distributors, the Company conducts comprehensive marketing programs intended to position, promote and market its family of reliability products. Marketing personnel engage in a variety of activities in support of the sales force and resellers, including public relations and product seminars, trade shows, direct mailings, preparing marketing materials and coordinating the Company's participation in industry programs and forums. In addition to setting up and managing distribution channels, recently introduced programs have positioned the marketing staff to provide better support for key vertical markets, such as financial and telecommunications.

PRODUCT DEVELOPMENT

  The Company has historically derived a substantial majority of its revenues from the sale of products that are licensed or incorporate technology that is licensed from third parties. In fiscal 1997, 1996 and 1995, the Company's product development expenses were $2,272,000, $620,000 and $257,000, respectively. The Company has increased substantially its commitment to product development and anticipates that it will incur substantially higher product development expenses in absolute dollars and as a percentage of total revenue in the future.

  The Company believes that small, focused product development teams are the most efficient method of developing new products, enhancing existing products and supporting them. These teams are able to provide more focus on customer requirements and work together with outside industry experts when necessary to release quality products and enhancements. For example, the QualixHA+ development team, which started in January 1996, was lead by two Qualix employees, but used an additional nine consultants as specific experts in development, quality assurance and documentation to create the product. QualixHA+ was released in October 1996. As of June 30, 1997, the Company had 11 employees and three consultants working on product development and engineering.

  The Company currently has three internal development teams:

    QualixHA+. This team is based in San Mateo, California and focuses on developing and enhancing UNIX-based high availability products. The team relies primarily on Qualix employees for core development supplemented by consultants for product development, specifications and documentation. It is currently focused on enhancing the Company's proprietary QualixHA+ clustering technology and developing additional modules to support application-specific failover and recovery management.

    Data Availability and Protection. Based in Boulder, Colorado, this team has significant expertise in data migration and storage management. The team is currently focused on enhancing Qualix DataStar, which is designed to provide remote real-time mirroring for UNIX servers, and developing Anthill storage management products, which are designed to provide storage management for UNIX servers. These storage management products are designed to allow users to transfer data from a primary server and disk drive/RAID array to a backup disk, tape or optical drive and transparently access the data from the remote disk via normal commands. This allows more expensive devices (e.g., RAID arrays) to be used for data that is constantly accessed, and less expensive back-up storage devices to be used to store data that is accessed less frequently.

    Octopus Technologies. This team is based in Langhorne, Pennsylvania and is responsible for the Octopus family of NT reliability products. They have significant expertise in remote data mirroring and failover in the Windows NT operating environment. They are currently focused on adding features to OctopusHA+, including features utilizing technology developed for QualixHA+. These features include application failover and support for Microsoft Cluster Server.

  In addition to its own development teams, the Company works with outside technology providers to create products for the Company to market and sell. For example, the Company has contracted with consultants who are developing a security scanning and testing product.

  The Company believes that its future success will depend in large part on its ability to enhance its current product line, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for reliability applications. The Company is continuing to increase the size and depth of its own internal development organizations as well as look for strategic acquisitions of technology.

COMPETITION

  The market for reliability software for distributed computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products and develop new products in a timely fashion. Although the Company believes that the reliability segment of the market is in the early stages of development, the Company competes with four types of vendors:

    Independent Vendors that Provide Reliability Products. These companies offer standalone products that provide specific reliability solutions. These companies include third parties that license their technology or products to Qualix. For example, CheckPoint sells FireWall-1, a security product that the Company resells and incorporates into QualixHA+ for Firewalls, its high availability firewall product.

    Host-Based Systems Management Software Companies Migrating Their Products to the Distributed Computing Market. These vendors, such as BMC and Computer Associates, have built large businesses based upon selling systems management tools primarily into the mainframe market. These vendors may develop or acquire reliability products that compete directly with the Company's products.

    Distributed Computing Systems Management Software Companies That Incorporate Reliability Products as a Part of Integrated System Management Solutions. A number of companies have introduced products addressing various segments of the distributed computing systems management market. For example, Legato Systems offers storage management products and may develop or acquire products that enable it to move into the reliability area.

    Hardware and Operating Systems Vendors That Incorporate Reliability Solutions Into Their Products. Companies such as Sun Microsystems and Microsoft continue to add features to their operating systems and thereby reduce the need for their customers to purchase products providing these features from independent vendors. For example, Sun Microsystems recently introduced a version of its database clustering product that includes high availability features and Microsoft recently introduced Microsoft Cluster Server ("MSCS")as a built-in feature of Microsoft Windows NT Server, Enterprise Edition. A key element of the Company's strategy is to form OEM relationships with hardware and software vendors to provide them with reliability solutions for heterogeneous network computing environments.

  The Company believes that the principal competitive factors affecting its market include brand name recognition, product performance and functionality (such as heterogeneity, scaleability, performance and ease of installation and use), quality, price, customer service and support and the effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to certain of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources than the Company. The Company's future success will depend significantly on its ability to continue to enhance its existing products and introduce new products more rapidly and less expensively than its existing and potential competitors and to persuade hardware and software vendors to license the Company's products rather than to develop their own reliability products.

  Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, higher scaleability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on reliability software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the distributed systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. Because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits.

  In addition, the distributed computing market is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. The introduction of products embodying new technologies and the emergence of new industry standards may render the Company's existing or planned products obsolete or unmarketable, particularly because the market for reliability products is at an early state of development. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

  The Company's success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors," "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." Although the Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product, the claims in the patent application have been rejected by the U.S. Patent and Trademark Office, and there can be no assurance that a patent will be issued, that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

  There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. In October 1996, the Company received correspondence from a French company asserting that it has registered "Octopus" as a trademark in France and that the Company's use of the mark "Octopus" infringes its trademark rights. The Company has not been successful in obtaining a license to use the Octopus mark in France and has determined that it must adopt a new trademark to replace the Octopus mark in France. Qualix does not believe that this action will have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, financial condition and results of operations. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations. See "-- Legal Proceedings."

LEGAL PROCEEDINGS

  On October 25, 1996, the Company sued Veritas Software Corporation ("Veritas") in the Santa Clara County California Superior Court alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 (the "Master Agreement") between the Company and Veritas. The Master Agreement was entered into following Veritas' acquisition of a company whose high availability product the Company previously had the right to sell. The Master Agreement granted the Company the right to market and support FirstWatch, a product which formed the core software engine of QualixHA, a high availability product for UNIX environments previously sold by the Company, but which is not part of QualixHA+. The Master Agreement, and therefore the Company's right to market QualixHA, terminated on February 28, 1997. The Company sought unspecified compensatory and punitive damages. Veritas filed a cross-complaint on October 29, 1996 alleging that the Company engaged in unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation as a result of various alleged activities. Veritas sought unspecified compensatory and punitive damages and injunctive relief including requiring Qualix to divulge certain customer information. On October 29, 1996, the court granted the Company a temporary restraining order enjoining Veritas from stating that the Master Agreement had been terminated. The court also granted Veritas an order enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch or that QualixHA+ is the FirstWatch product. On November 14, 1996, the court issued a preliminary injunction against Veritas on substantially similar terms as the temporary restraining order and indicated that it would, upon submission of an order by Veritas, issue a preliminary injunction enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch. Veritas never submitted such an order. In November 1996, the Company and Veritas began arbitration of the dispute pursuant to the Master Agreement.

  On August 11, 1997 the Company and Veritas entered into a Mutual Settlement Agreement and Settlement of Claims in connection with all legal actions and arbitration proceedings between the companies. All licensing agreements between the companies, including the Master Agreement, have been terminated and all claims between the companies relating to the dispute have been dismissed with prejudice. See "Risk Factors--Dependence on Proprietary Rights; Risk of Infringement."

EMPLOYEES

  As of June 30, 1997, the Company had 123 employees. Of the total, 72 were engaged in sales and marketing (including the Qualix Direct telesales organization), 11 in product development and engineering, 21 in customer service and support and 19 in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Risk Factors--Dependence On Key Personnel;--Management of Growth" and "--Need to Expand Product Development and Engineering Capability."

RISK FACTORS

  Recent Transition to New Business Model. The Company originally began operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA is based on a core software engine licensed from Veritas. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. The Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing Qualix HA in February 1997. There can be no assurance that the Company will successfully implement this strategy. The Company's future profitability, if any, will be heavily dependent on the successful development and/or acquisition, introduction and enhancement of its own reliability products. See "--Uncertainty of Success of Recently Introduced and Planned Products" and "-- Dependence on Qualix Direct."

  Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including the size and timing of orders; lengthy sales cycles; customer budget changes; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; the mix of products sold, including particularly the mix of owned, licensed and resold products; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop or acquire, introduce and market new products; quality control of products sold; market readiness to deploy reliability products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of sales channels; acquisition costs or other nonrecurring charges in connection with the acquisition of companies, products or technologies; and general economic conditions. The Company's operating results have historically fluctuated significantly as a result of nonrecurring items, including a nonrecurring $763,000 gain on sale of stock in the quarter ended September 30, 1995, a $740,000 writeoff of purchased in-process technology in the quarter ended June 30, 1996, $595,000 of merger expenses relating to the Octopus Technologies merger in the quarter ended September 30, 1996 and a nonrecurring $528,000 gain on sale of investments in the quarter ended June 30, 1997.

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

  Large sales of certain reliability products, including QualixHA+, often have long cycles and are subject to a number of significant risks over which the Company has little or no control. The timing of large sales can cause significant fluctuations in the Company's operating results, and delivery schedules may be canceled or delayed. Because sales orders are typically shipped shortly after receipt, order backlog as of any particular date is not necessarily indicative of the Company's future revenues. Accordingly, total revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company's expense levels are based in significant part on expectations as to future revenues and as a result are relatively fixed in the short run. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected, particularly because the Company relies heavily on a relatively high cost direct sales channel.

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

  Intense Competition. The market for reliability software for distributed computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products and develop new products in a timely fashion. Although the Company believes that the reliability segment of the market is in the early stages of development, the Company competes, or may compete, with four types of vendors: (i) independent vendors that provide reliability products; (ii) host-based systems management software companies migrating their products to the distributed computing market; (iii) distributed computing systems management software companies that incorporate reliability products as a part of integrated systems management solutions; and
(iv) hardware and operating system vendors that incorporate reliability solutions into their products.

  Many of the Company's competitors have longer operating histories and have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's current and future competitors could introduce products with more features, higher scaleability, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on reliability software may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the distributed systems management software market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. Because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits.

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

  Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 33% and 32% of total revenue in fiscal 1997 and fiscal 1996, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company has recently begun to sell its lower priced reliability products through Qualix Direct, there can be no assurance that it will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

  Uncertainty of Success of Recently Introduced and Planned Products. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from higher margin owned reliability software products. In August 1996, the Company acquired and introduced high availability and remote data mirroring products for Windows NT based systems upon merging with Octopus Technologies and in October 1996 introduced QualixHA+, its high availability product for UNIX based systems, which is based on an internally developed core software engine. Version 2.0 of this product, which includes a GUI and additional clustering features, is expected to ship during the second quarter of fiscal 1998. In April, 1997 the Company introduced DataStar, a network-based data duplication and remote mirroring software for UNIX environments. In addition, the Company is developing additional reliability products. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. The Company needs to significantly expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects." In addition, there can be no assurance that the Company can successfully market and sell any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market and sell existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Licensed Products. The Company has historically derived a substantial majority, and expects to continue to derive a portion, of its total revenue from the sale of products that are licensed or incorporate a significant amount of technology that is licensed from third parties (collectively, "licensed products"). There are a number of disadvantages and risks associated with the sale of licensed products. The Company is frequently unable to obtain exclusive rights to sell a licensed product, in which case the Company competes against the licensor and potentially other third party licensees. The licenses are typically for a specified period. For example, the Company's right to sell FireWall-1 (and QualixHA+ for Firewalls, which incorporates FireWall-1) is subject to annual renewal. The Company must typically pay a significant per copy royalty that reduces gross margins realized by the Company from the sale of licensed products and may put the Company at a competitive disadvantage against the licensor or other third parties licensees paying lower royalty rates. In addition, the Company may have little or no control over the timing, functionality and quality of enhancements and upgrades to the product and may be restricted in the method and manner, including distribution channels, by which the Company may sell the product. The Company may from time to time need to enforce its rights under licenses. See "--Legal Proceedings." Notwithstanding these factors, the Company anticipates it will derive a significant percentage of its revenues from licensed products for the foreseeable future. Any loss in the right to sell licensed products or any adverse change in the terms upon which it sells licensed products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Product Concentration. The Company currently derives the majority of its revenues from the sale of reliability products and related services for distributing computing environments. Broad market acceptance of the Company's reliability products is therefore critical to the Company's future success. Demand for the Company's reliability products will depend in large part on increasing market acceptance of distributed computing systems, particularly for business-critical applications, and the need for reliability systems management software products and services for these computing systems. There can be no assurance that market acceptance of distributed computing systems will increase for business-critical applications or that market acceptance of reliability products and services will increase. If reliability products fail to achieve broad market acceptance in distributed computing environments, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Need to Expand Product Development and Engineering Capability. The Company's future success is critically dependent on expanding and integrating its product development and engineering capability. In addition to recently introducing QualixHA+, the Company is also developing storage management products as a result of acquiring the technology of Anthill in May 1996. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products and develop new products. To successfully implement its product development program, the Company must, among other things, successfully integrate its recently hired senior manager for product development, hire additional software engineers, continue integrating its Octopus Technologies and Anthill development teams with its QualixHA+ development team, enhance its product development policies and procedures and substantially increase expenditures on product development and engineering. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program would have a material adverse effect on its business, financial condition and results of operations.

  Dependence on Indirect Distribution Channels. An important element of the Company's sales and marketing strategy is to continue to sell its products and services through indirect distribution channels, including distributors, system integrators, VARs, systems management software vendors and OEMs. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Marketing products through the Company's field sales force and through indirect distribution channels may result in distribution channel conflicts. There can be no assurance that channel conflicts will not materially adversely affect its field sales efforts as well as its relationships with existing or future distributors, system integrators, VARs, systems management software vendors and OEMs. The Company's reliance on indirect distribution increases the risks associated with the introduction of new products, including risks of delays in adoption and the risk that resellers will evaluate and potentially adopt competitive products. There can be no assurance that the Company's current resellers will adopt or successfully market any of the Company's new products. In addition, these relationships are frequently terminable at any time without cause. Therefore, there can be no assurance that any such party will continue to represent the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Legal Proceedings. On October 25, 1996, the Company sued Veritas Software Corporation ("Veritas") in the Santa Clara County California Superior Court alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 (the "Master Agreement") between the Company and Veritas. The Master Agreement was entered into following Veritas' acquisition of a company whose high availability product the Company previously had the right to sell. The Master Agreement granted the Company the right to market and support FirstWatch, a product which formed the core software engine of QualixHA, a high availability product for UNIX environments previously sold by the Company, but which is not part of QualixHA+. The Master Agreement, and therefore the Company's right to market QualixHA, terminated on February 28, 1997. The Company sought unspecified compensatory and punitive damages. Veritas filed a cross-complaint on October 29, 1996 alleging that the Company engaged in unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation as a result of various alleged activities. Veritas sought unspecified compensatory and punitive damages and injunctive relief including requiring Qualix to divulge certain customer information. On October 29, 1996, the court granted the Company a temporary restraining order enjoining Veritas from stating that the Master Agreement had been terminated. The court also granted Veritas an order enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch or that QualixHA+ is the FirstWatch product. On November 14, 1996, the court issued a preliminary injunction against Veritas on substantially similar terms as the temporary restraining order and indicated that it would, upon submission of an order by Veritas, issue a preliminary injunction enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch. Veritas never submitted such an order. In November 1996, the Company and Veritas began arbitration of the dispute pursuant to the Master Agreement.

  On August 11, 1997 the Company and Veritas entered into a Mutual Settlement Agreement and Settlement of Claims in connection with all legal actions and arbitration proceedings between the companies. All licensing agreements between the companies, including the Master Agreement, have been terminated and all claims between the companies relating to the dispute have been dismissed with prejudice. See "Risk Factors--Dependence on Proprietary Rights; Risk of Infringement."

  Integration of Acquisitions. The Company has made acquistions and may make additional acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by the Company. There can be no assurance that the Company will not incur these problems in the future. Moreover, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. Any such problems or factors could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Key Personnel; Management of Growth. The Company's future operating results depend significantly on the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's future success is particularly dependent on increasing its product development personnel. See "--Need to Expand Product Development and Engineering Capability." The Company has relied in the past on consultants as well as employees for its product development programs.

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

  Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." Although the Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product, the claims in the patent application have been rejected by the U.S. Patent and Trademark Office, and there can be no assurance that a patent will be issued, that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

  There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. In October 1996, the Company received correspondence from a French company asserting that it has registered "Octopus" as a trademark in France and that the Company's use of the mark "Octopus" infringes its trademark rights. The Company has not been successful in obtaining a license to use the Octopus mark in France and has determined that it must adopt a new trademark to replace the Octopus mark in France. Qualix does not believe that this action will have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, financial condition and operating results. See "--Legal Proceedings."

  International Sales. Net revenue from customers outside the United States was 17%, 17% and 9% of total revenue for fiscal years 1997, 1996 and 1995, respectively. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

  Risk of Software Defects. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite testing by the Company and by current and potential customers, there can be no assurance that defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, particularly because the Company focuses on selling reliability products, delays in market acceptance, expensive product changes or loss of revenue, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Product Liability. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. A significant portion of the Company's products are licensed pursuant to "shrink wrap" licenses. To the extent the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions, the limitation of liability provisions contained in such license agreements may not be effective. The Company's products generally provide systems management software that is used for business-critical applications, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Potential Volatility of Stock Price. The Company completed its initial public offering in February 1997. As a newly public company, the market price for the Company's stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the distributed computing environment and other technology industries, general market conditions and other factors may affect the market price for the Company's stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Control by Directors, Executive Officers and Principal Stockholders. The present directors, executive officers and principal stockholders, and their affiliates and related persons, beneficially own approximately 35% of the outstanding shares of the Company's Common Stock. These stockholders are able to elect all of the Company's directors, have the voting power to approve all matters requiring stockholder approval, and continue to exert significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2. FACILITIES.

  The Company's principal administrative sales, marketing and development facility is located in a building providing approximately 9,140 square feet of available space in San Mateo, California. This facility is leased through 2000. The Company occupies 18 other domestic regional sales offices throughout the United States as well as international offices in Canada and Holland. In June 1997, the Company entered into a five-year operating lease agreement for a new headquarters facility and plans to move to the new facility in San Mateo, California, when the leasehold improvements are completed in December 1997. The Company does not anticipate significant penalties for early termination of the existing headquarters lease agreement.

ITEM 3. LEGAL PROCEEDINGS.

  On October 25, 1996, the Company sued Veritas Software Corporation ("Veritas") in the Santa Clara County California Superior Court alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 (the "Master Agreement") between the Company and Veritas. The Master Agreement was entered into following Veritas' acquisition of a company whose high availability product the Company previously had the right to sell. The Master Agreement granted the Company the right to market and support FirstWatch, a product which formed the core software engine of QualixHA, a high availability product for UNIX environments previously sold by the Company, but which is not part of QualixHA+. The Master Agreement, and therefore the Company's right to market QualixHA, terminated on February 28, 1997. The Company sought unspecified compensatory and punitive damages. Veritas filed a cross-complaint on October 29, 1996 alleging that the Company engaged in unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation as a result of various alleged activities. Veritas sought unspecified compensatory and punitive damages and injunctive relief including requiring Qualix to divulge certain customer information. On October 29, 1996, the court granted the Company a temporary restraining order enjoining Veritas from stating that the Master Agreement had been terminated. The court also granted Veritas an order enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch or that QualixHA+ is the FirstWatch product. On November 14, 1996, the court issued a preliminary injunction against Veritas on substantially similar terms as the temporary restraining order and indicated that it would, upon submission of an order by Veritas, issue a preliminary injunction enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch. Veritas never submitted such an order. In November 1996, the Company and Veritas began arbitration of the dispute pursuant to the Master Agreement.

  On August 11, 1997 the Company and Veritas entered into a Mutual Settlement Agreement and Settlement of Claims in connection with all legal actions and arbitration proceedings between the companies. All licensing agreements between the companies, including the Master Agreement, have been terminated and all claims between the companies relating to the dispute have been dismissed with prejudice. See "Risk Factors--Dependence on Proprietary Rights; Risk of Infringement."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are biographical summaries of the current executive officers of the Company, as of June 30, 1997:

  Richard G. Thau, 50, Chairman of the Board, President and Chief Executive Officer, co-founded the Company in September 1990. From September 1985 to January 1990, he was employed at MicroMRP, a company that develops microcomputer-based manufacturing, planning and control software, where he served as President and Chief Executive Officer from November 1985 to January 1990 and as Vice President, Sales and Marketing from September 1985 to November 1985. From January 1984 to July 1985, he served as Vice President, Sales and Marketing for General Parametrics, a hardware and software-based business presentation systems company. Mr. Thau received a B.S. in Engineering Sciences from State University of New York at Stony Brook in 1968 and attended the M.B.A. program at the University of Santa Clara.

  Jean A. Kovacs, 41, Executive Vice President and a director, co-founded the Company in September 1990. From July 1988 to February 1990, Ms. Kovacs was Director of Market Development for Frame Technology Inc., a document publishing software company. From August 1985 to July 1988, she was a Product Manager and Sales Account Manager for Sun MicroSystems, Inc., a computer hardware and software company. Before that, she spent ten years at Compugraphic Corporation in a variety of sales, marketing and support roles. Ms. Kovacs received a B.S. in Finance from Northeastern University in 1983 and an M.B.A. from Harvard Business School in 1985.

  Bruce C. Felt, 39, Vice President, Finance and Chief Financial Officer, joined the Company in March 1994. From July 1992 to March 1994, he was an independent consultant. From June 1989 to July 1992, Mr. Felt was Chief Financial Officer at Renaissance Software Inc., a trading systems software company that he co-founded. Mr. Felt received a B.S. in Accounting from the University of South Carolina in 1980 and an M.B.A. from Stanford University, Graduate School of Business in 1989. Mr. Felt is a Certified Public Accountant.

  Arlington C. Glaze, 55, Vice President, Sales, joined the Company in January 1992. From October 1990 to December 1991, Mr. Glaze was director of telesales at Clarity, Inc., a UNIX software developer. He received a B.S. in Business Administration from San Jose State University in 1974 and an M.B.A. from the University of Southern California in 1975.

  George J. Symons, 37, Vice President, Engineering/Technical Services, joined the Company in April 1996. From May 1995 to April 1996, Mr. Symons was an independent consultant. From April 1993 to April 1995, he was Vice President of Marketing at Software Research, Inc., a software testing tools company. From January 1993 to March 1993 he served as an independent consultant. From September 1990 to December 1992, he was Vice President, Marketing at PROCASE Corp., a development software manufacturer. From April 1986 to May 1990, he held various management positions at Sun MicroSystems, Inc. Mr. Symons received a B.A. in Management Science and a B.A. in Computer Science in 1981 from the University of California, San Diego and an M.B.A. in 1983 from the University of California, Los Angeles.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The Company made its initial public offering on February 12, 1997 at a price of $8.00 per share. The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol QLIX. The following table sets forth, for the periods indicated, the range of high and low sale prices per share of Common Stock of the Company as reported on the Nasdaq Market System:

                                                                  HIGH     LOW
                                                                 ------- -------
      Fiscal 1997
        Third Quarter (from February 12, 1997).................. $ 9.250 $ 5.250
        Fourth Quarter.......................................... $ 9.000 $ 5.375
      Fiscal 1998
       First Quarter (through September 5, 1997)................ $ 6.250 $ 4.500

  As of August 27, 1997, there were 146 stockholders of record of the Company. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name.

  The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. In addition, the Company anticipates entering into a bank credit agreement that will prohibit it from paying cash dividends without the bank's consent.

  During fiscal 1997, the Company issued and sold the following securities (as adjusted to reflect the 1 for 2.5 reverse split of Common Stock effected in January 1997 but not giving effect to the conversion of each share of Preferred Stock into Common Stock at the closing of its IPO):

    (i) The Company granted stock options to purchase 422,080 shares of Common Stock at exercise prices ranging from $0.80 to $8.50 per share to employees, consultants and directors. In addition the Company assumed the stock option plan of Octopus Technologies pursuant to the Octopus Technologies Merger and issued options to purchase 149,590 shares of its Common Stock to 13 former Octopus Technologies' option holders at exercise prices ranging from $0.725 to $21.65 per share.

    (ii) The Company issued and sold an aggregate of 107,174 shares of its Common Stock to employees, consultants and directors for an aggregate cash consideration of approximately $21,566 pursuant to exercises of outstanding options.

    (iii) In August 1996, the Company issued 4,970,403 shares of Common Stock upon the conversion of an aggregate of 1,656,801 shares of Series A, B, C and D Preferred Stock.

    (iv) On August 28, 1996, in connection with the merger with Octopus Technologies, the Company (a) issued to the 35 Octopus Technologies shareholders an aggregate of 280,673 shares of its Series E Preferred Stock in exchange for Octopus Technologies Preferred Stock at an approximate exchange ratio of .1871163-to-1, and 1,597,173 shares of its Common Stock in exchange for Octopus Technologies Common Stock at an exchange ratio of .034639835-to-1 and (b) assumed the Octopus Technologies stock option plan as discussed in paragraph (i) above.

    (v) In December 1996, the Company issued 49,502 shares of Common Stock to seven stockholders upon the exercise of outstanding warrants for an aggregate cash consideration of $99,006.

  The issuances described in clauses (i) and (ii) above were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon Rule 701. The issuances of Common Stock to the Company's Preferred Stockholders described in clause (iii) above were deemed exempt from registration under the Securities Act in reliance upon Section 3(a)(9) thereof. The issuances to Octopus shareholders described in clause (iv) above were deemed exempt from registration under the Securities Act in reliance upon
Section 3(a)(10) thereof. The issuances described in clause (v) above were deemed exempt from registration under the Securities Act in reliance upon section 4(1) thereof. The recipients of securities in the transactions described in clauses (iii) to (v) above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The Consolidated Statement of Operations data for the fiscal years ended June 30, 1997, 1996 and 1995 and the Consolidated Balance Sheet data as of June 30, 1997 and 1996 are derived from the audited Consolidated Financial Statements of the Company that are included elsewhere in this Report on Form 10-K. The Consolidated Statement of Operations data for the fiscal years ended June 30, 1994 and 1993 and the Consolidated Balance Sheet data as of June 30, 1995, 1994 and 1994 are derived from audited Consolidated Financial Statements included within the Company's other reports filed with the Securities and Exchange Commission ("SEC").

FIVE YEAR FINANCIAL SUMMARY

                                            YEARS ENDED JUNE 30,
                                 ---------------------------------------------

                                 1997(1) 1996 (2)   1995      1994      1993
                                 ------- -------- --------  --------  --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Reliability software........ $16,868  $8,965  $  3,573  $    536  $    --
    Other products..............  10,336   5,360     4,723     4,868     3,694
    Support, maintenance and
     consulting.................   4,942   2,210     1,107       649       363
                                 -------  ------  --------  --------  --------
      Total revenue.............  32,146  16,535     9,403     6,053     4,057
  Cost of revenue:
    Cost of reliability
     software...................   3,738   3,640     1,619       291       --
    Cost of other products......   7,289   3,781     3,332     3,396     2,533
    Cost of support, maintenance
     and consulting.............   1,871   1,021       610       475       264
                                 -------  ------  --------  --------  --------
      Total cost of revenue.....  12,898   8,442     5,561     4,162     2,797
                                 -------  ------  --------  --------  --------
  Gross profit..................  19,248   8,093     3,842     1,891     1,260
  Operating expenses:
    Sales and marketing.........  11,280   5,101     3,463     2,490     2,311
    General and administrative..   2,878   1,920     1,239     1,528       541
    Research and development....   2,272     620       257       419       103
    Merger expenses.............     595     --        --        --        --
    Purchased in-process
     technology.................     --      740       --        --        --
                                 -------  ------  --------  --------  --------
      Total operating expenses..  17,025   8,381     4,959     4,437     2,955
                                 -------  ------  --------  --------  --------
  Income (loss) from operations.   2,223    (288)   (1,117)   (2,546)   (1,695)
    Gain on sale of investments.     528     763       --        --        --
    Other income (expense), net.     362      83       (63)      (16)        1
                                 -------  ------  --------  --------  --------
      Income (loss) before
       income taxes.............   3,113     558    (1,180)   (2,562)   (1,694)
      Provision for income
       taxes....................     406     --        --        --        --
                                 -------  ------  --------  --------  --------
      Net income (loss)......... $ 2,707  $  558  $ (1,180) $ (2,562) $ (1,694)
                                 =======  ======  ========  ========  ========
      Net income per share (3).. $   .29  $  .07
                                 =======  ======
      Shares used in per share
       computation (3)..........   9,312   8,177
                                 =======  ======

                                                       (continued on next page)

                                                        JUNE 30,
                                         --------------------------------------
                                         1997 (1) 1996(2)  1995    1994   1993
                                         -------- ------- ------- ------ ------
                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and temporary
   cash investments..................... $ 19,158 $ 3,587 $ 2,629 $  331 $  671
  Total assets..........................   26,334   6,903   4,455  1,851  2,008
  Long-term obligations, less current
   portion..............................      191     290     153     10     58
  Stockholders' equity..................   20,103   2,846   2,479    100    948

--------
(1) Excluding $595,000 for merger expenses relating to the Octopus Technologies merger and the $528,000 gain on sale of investments, net income would have been $2,774,000.
(2) Excluding the $740,000 write-off for purchased in-process technology and the $763,000 gain on sale of investments, net income would have been $535,000.
(3) See Note 1 to Consolidated Financial Statements for an explanation of the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

  This Form 10-K contains forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed in this Form 10-K and in the Company's other filings with the SEC, including the Company's prospectus dated February 12, 1997. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties. See "Business--Risk Factors."

  The Company has used various sentences within this Form 10-K which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of denoting the same. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

  The Company began operating primarily as a distributor, value-added reseller and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA is based on a licensed core software engine. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. More recently, in October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. In April, 1997 the Company introduced Qualix DataStar, which provides real-time, remote mirroring for UNIX data and applications. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing Qualix HA in February 1997. The Company is developing several additional systems management products. See "Business--Risk Factors--Recent Transition to New Business Model," "--Uncertainty of Success of Recently Introduced and Planned Products" and "--Dependence on Licensed Products."

  Prior to the Octopus Technologies merger and prior to developing QualixHA+, the Company had minimal research and development expenditures and a correspondingly high cost of product revenue. The Company expects its research and development expenditures to increase substantially in the future as a result of its increasing focus on internal development of products. See "Business--Risk Factors--Need to Expand Product Development and Engineering Capability."

  The Company markets and sells reliability software through a combination of its field sales organization and indirect distribution channels. In addition, the Company sells other third party software and hardware products through its Qualix Direct telesales organization, which has recently begun to sell the Company's lower priced reliability products.

  In May 1996, the Company acquired substantially all the assets and assumed certain of the liabilities of Anthill, including its data access management product. The Company acquired Anthill's technology in order to develop Qualix DataStar remote mirroring software. The Anthill acquisition resulted in a $740,000 writeoff of in-process technology in the fourth quarter of fiscal 1996.

  In August 1996, Qualix merged with Octopus Technologies, whose product line consisted of remote data mirroring and high availability products for Windows NT. The merger was accounted for as a pooling-of-interests. Approximately $595,000 of costs directly attributable to the business combination, primarily professional fees associated with investment bankers, attorneys and accountants, were incurred by the Company during the first quarter of fiscal 1997. All financial statements contained herein have been restated to reflect the Octopus Technologies transaction.

  The Company generally recognizes revenue from license agreements upon shipment of the software, if no significant future obligations remain and collection of the resulting receivable is probable. Maintenance and technical support revenue is recognized over the term of the agreement, typically 12 months. Consulting and training revenue is recognized as services are provided. See Note 1 to Consolidated Financial Statements.

  The Company was incorporated in 1990 and accordingly has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception and had an accumulated deficit of approximately $4.5 million as June 30, 1997. There can be no assurance that the Company will be profitable on an annual or quarterly basis. See "Business--Risk Factors--Limited Operating History; No Assurance of Profitability."

RESULTS OF OPERATIONS

  Selected elements of the Company's Consolidated Statements of Operations are shown below for the last three fiscal years as a percentage of total revenues and as a percentage change from year to year.

                                                                 % INCREASE
                                                              -----------------
                                                                1997     1996
                                        YEARS ENDED JUNE 30,  COMPARED COMPARED
                                        -------------------      TO       TO
                                        1997   1996   1995      1996     1995
                                        -----  -----  -----   -------- --------
Revenue:
  Reliability software.................  52.5%  54.2%  38.0 %     88%     151%
  Other products.......................  32.2   32.4   50.2       93       13
  Support, maintenance and consulting..  15.3   13.4   11.8      124      100
                                        -----  -----  -----     ----     ----
    Total revenue...................... 100.0  100.0  100.0       94       76
Cost of revenue:
  Cost of reliability software.........  11.6   22.0   17.2        3      125
  Cost of other products...............  22.7   22.9   35.4       93       14
  Cost of support, maintenance and
   consulting..........................   5.8    6.2    6.5       83       67
                                        -----  -----  -----     ----     ----
    Total cost of revenue..............  40.1   51.1   59.1       53       52
                                        -----  -----  -----     ----     ----
Gross profit...........................  59.9   48.9   40.9      138      111
Operating expenses:
  Sales and marketing..................  35.1   30.8   36.8      121       47
  General and administrative...........   9.0   11.6   13.3       50       55
  Research and development.............   7.1    3.7    2.7      266      141
  Merger expenses......................   1.8    --     --       --       --
  Purchased in-process technology......   --     4.5    --      (100)     --
                                        -----  -----  -----     ----     ----
    Total operating expenses...........  53.0   50.6   52.8      103       69
                                        -----  -----  -----     ----     ----
Income (loss) from operations..........   6.9   (1.7) (11.9)     872       74
  Gain on sale of investments..........   1.7    4.6    --       (31)     --
  Other income (expense), net..........   1.1    0.5   (0.7)     336     (232)
                                        -----  -----  -----     ----     ----
Income (loss) before income taxes......   9.7    3.4  (12.6)     458      147
                                        -----  -----  -----     ----     ----
Provision for income taxes.............   1.3    --     --       --       --
                                        -----  -----  -----     ----     ----
Net income (loss)......................   8.4%   3.4% (12.6)%    385%     147%
                                        =====  =====  =====     ====     ====

REVENUE

  Reliability Software. Revenue from the sale of reliability software increased 88% to $16.9 million in fiscal 1997 from $9.0 million in fiscal 1996 and increased 151% in fiscal 1996 from $3.6 million in fiscal 1995. The increase in fiscal 1997 is primarily attributable to the introduction of QualixHA+, the Company's UNIX-based high-availability clustering software product. The increase also reflects the continuing broad market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in sales personnel and the expansion of the field sales and telemarketing organization. The increase from fiscal 1995 to fiscal 1996 was primarily attributable to the broad market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in field sales offices and personnel and the expansion of the telesales and telemarketing organization. Prior growth rates in the Company's reliability software revenues are not necessarily indicative of future reliability software revenue growth rates and may not be sustainable in the future.

  Other Products. Revenue from the sale of other products, which consist primarily of ancillary hardware and software products that are resold by Qualix Direct, increased 93% to $10.3 million in fiscal 1997 from $5.4 million in fiscal 1996 and increased 13% in fiscal 1996 from $4.7 million in fiscal 1995. These increases primarily reflect the expansion of the Qualix Direct telesales and telemarketing operation, including expanded product offerings and increased sales personnel. Prior growth rates in the Company's other product revenues are not necessarily indicative of future growth rates of revenue from other products and may not be sustainable in the future.

  Support, Maintenance and Consulting. Support, maintenance and consulting revenue increased 124% to $4.9 million in fiscal 1997 from $2.2 million in fiscal 1996 and increased 100% in fiscal 1996 from $1.1 million in fiscal 1995. The growth in support, maintenance and consulting revenue has been primarily attributable to increased sales of services and support contracts on new license sales and, to a lesser extent, on increasing renewals of these contracts as the Company's installed base of licenses has increased. The percentage increases in support, maintenance and consulting were higher than the percentage increases in reliability product revenue in fiscal 1997 because of support contract renewals from the Company's installed base and because the Octopus installed base historically had purchased minimal amounts of support. Prior growth rates in the Company's support, maintenance and consulting revenues are not necessarily indicative of future support, maintenance and consulting revenue growth rates and may not be sustainable in the future.

COST OF REVENUE

  Cost of Reliability Software. Cost of revenue from the sale of reliability software increased 3% to $3.7 million in fiscal 1997 from $3.6 million in fiscal 1996 and increased 125% in fiscal 1996 from $1.6 million in fiscal 1995. Gross margin was 78% in fiscal 1997, 59% in fiscal 1996 and 55% in fiscal 1995. The increase in gross margin on reliability software in fiscal 1997 is due to increased sales volumes of higher margin internally developed reliability products, primarily QualixHA+ and OctopusHA+, rather than licensed products. The increase in gross margin in fiscal 1996 primarily resulted from increasing percentages of revenue from higher margin reliability software, including both QualixHA and OctopusHA+.

  Cost of Other Products. Cost of revenue from the sale of other products increased to $7.3 million in fiscal 1997 from $3.8 million in fiscal 1996 and $3.3 million in fiscal 1995. Gross margin remained constant at 29% in fiscal 1997, 1996 and 1995. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on higher margin products.

  Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting revenue increased to $1.9 million in fiscal 1997 from $1.0 million in fiscal 1996 and $610,000 in fiscal 1995. This is a result of increased personnel-related costs as the Company continues to build its customer support and training organizations. Gross margin on support, maintenance and consulting revenue was 62% in fiscal 1997, 54% in fiscal 1996 and 45% in fiscal 1995. The increasing margin in both fiscal 1997 and fiscal 1996 was due to the higher average selling prices, increases in the Company's support staff and a corresponding reduction in the use of outside consultants.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses increased to $11.3 million in fiscal 1997 from $5.1 million in fiscal 1996 and $3.5 million in fiscal 1995. Sales and marketing expenses and increased as a percentage of revenue to 35.1% in fiscal 1997 from 30.8% in fiscal 1996 and increased in fiscal 1996 from 36.8% in fiscal 1995. The increases on both an absolute and a percentage basis from fiscal 1996 to fiscal 1997 were primarily a result of the expanded infrastructure to support the Company's growing global presence, including the opening of eleven new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities. The increase in absolute dollars from fiscal 1995 to fiscal 1996 is primarily related to growth in the Company's domestic sales and marketing infrastructure through the increase in the number of employees and the opening of seven sales offices throughout the United States. The Company believes that sales and marketing expenses will increase in absolute dollars and as a percentage of revenues as the Company continues to expand its sales and marketing staff and its marketing and distribution capabilities.

  Research and Development. Research and development increased to $2.3 million in fiscal 1997 from $620,000 in fiscal 1996 and $257,000 in fiscal 1995. Research and development expenses increased as a percentage of total revenue to 7.1% in fiscal 1997 from 3.7% in fiscal 1996 and 2.7% in fiscal 1995. These increases were primarily attributable to increased staffing and related expenses required to support new product development activities, including the development of QualixHA+, the Company's UNIX-based high-availability clustering software product, Qualix DataStar, the Company's UNIX remote data mirroring application, OctopusHA+, the Company's Windows NT-based high-availability clustering software product, and Octopus DataStar, the Company's Windows NT remote data mirroring application. The Company believes that research and development expenses will continue to increase in absolute dollars and as a percentage of revenues from the levels experienced in fiscal 1997 as the Company continues to invest in developing new products, applications and product enhancements.

  General and Administrative. General and administrative expenses increased to $2.9 million in fiscal 1997 from $1.9 million in fiscal 1996 and $1.2 million in fiscal 1995. General and administrative expenses as a percentage of revenue were 9.0%, 11.6% and 13.3% in fiscal 1997, 1996 and 1995, respectively. These increases in absolute dollars are attributable to the costs associated with additional personnel in the general and administrative functions and the finance organization and the associated expenses required to manage and support the Company's growth. Increases in 1997 expenses also reflect additional costs associated with being a public company. The decreases in percentage of total revenues are due to the fixed nature of some of these costs. The Company expects that general and administrative expenses will increase in absolute dollars as the Company expands its support staff.

  Merger Expenses. Merger expenses of $595,000 were incurred in connection with the acquisition of Octopus Technologies in the first quarter of fiscal 1997. Merger expenses consisted primarily of investment banking, legal and accounting fees.

  Purchased In-Process Technology. Approximately $740,000 of the purchase price of Anthill represented the value of in-process technology which was charged to the Company's operations in the fourth quarter of fiscal 1996.

NON-OPERATING ITEMS.

  Gain on Sale of Investments. In May 1995, the Company received shares of Veritas common stock pursuant to a merger agreement between Veritas and Tidalwave Technologies, Inc. In September 1995, the Company sold 75% of the shares and realized a gain of $763,000. In June 1997, the Company sold the remaining 25% of the shares and realized a gain of $528,000.

  Income Taxes. The Company had an effective tax rate of 13% for fiscal 1997, compared to 0% for fiscal 1996 and 1995. This increase is a result of the Alternative Minimum Tax imposed by the Internal Revenue Service and state income taxes. Due to the Company's utilization of net operating loss carryforwards, the effective tax rate is lower than the statutory rate. There was no provision for income taxes in fiscal 1996 which reflects the reversal of the valuation reserve against deferred income taxes to the extent of current period earnings. In fiscal 1995, the Company did not provide for income taxes due to the Company's net losses. The Company has provided a valuation allowance against deferred tax assets representing expenses from acquisition of in-process technology and assets relating to pre-acquisition activities of Octopus Technologies, which have certain limitations on their realizability. The effective tax rate for fiscal 1998 would be expected to more closely approximate the statutory rates of the jurisdictions in which the Company operates. See Note 6 to Consolidated Financial Statements.

BUSINESS ENVIRONMENT

  The Company was incorporated in 1990 and accordingly has a very limited operating history, which makes the prediction of future results difficult or impossible. The Company has incurred significant net losses since its inception and had an accumulated deficit of approximately $4.5 million as of June 30, 1997. Although the Company has achieved nine consecutive quarters of operating income before giving effect to nonrecurring gains and expenses, there can be no assurance that the Company will be profitable on an annual or quarterly basis in the future, and recent operating results should not be considered indicative of future financial performance. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Business--Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, the Company had $19.2 million in cash, cash equivalents and temporary cash investments, compared to $3.6 million at June 30, 1996, an increase of $15.6 million. The increase was primarily provided by the initial public offering of the Company's Common Stock in February 1997. The Company sold 2.2 million shares of Common Stock, resulting in net proceeds to the Company (after deducting underwriting discounts, commissions and offering expenses) of approximately $15.1 million. The Company purchased $21.2 million and sold $12.2 million of short-term investments in fiscal 1997. At June 30, 1997, the Company had working capital of $18.7 million compared to $2.8 million at June 30, 1996.

  The Company is currently negotiating with selected financial institutions to obtain a line of credit facility.

  In June 1997, the Company entered into a five-year operating lease agreement for a new headquarters facility and plans to move to the new facility in San Mateo, California, when the leasehold improvements are completed in December 1997. The Company does not anticipate significant penalties for early termination of the existing headquarters lease agreement.

  The Company believes that cash, cash equivalents and temporary cash investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through fiscal 1998.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX                                                                      PAGE
-----                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report..............................................  34
Consolidated Balance Sheets at June 30, 1997 and 1996.....................  35
Consolidated Statements of Operations for Years Ended June 30, 1997, 1996
 and 1995.................................................................  36
Consolidated Statements of Stockholders' Equity for Years Ended June 30,
 1997, 1996 and 1995......................................................  37
Consolidated Statements of Cash Flows for Years Ended June 30, 1997, 1996
 and 1995.................................................................  38
Notes to Consolidated Financial Statements................................  39

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

  Schedule II--Valuation and Qualifying Accounts............................  51

                         INDEPENDENT AUDITORS' REPORT

Qualix Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Qualix Group, Inc. and subsidiary ("the Company") as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Qualix Group, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Jose, California
July 24, 1997
(August 11, 1997 as to Note 10)

                               QUALIX GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 JUNE 30,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                           ASSETS
                           ------
Current Assets:
  Cash and cash equivalents.................................. $ 9,617  $ 3,102
  Temporary cash investments.................................   9,541      485
  Accounts receivable, less allowance for doubtful accounts
   ($386 in 1997 and $256 in 1996)...........................   5,147    2,805
  Inventories................................................     194      108
  Prepaid expenses...........................................     276       60
                                                              -------  -------
    Total current assets.....................................  24,775    6,560
Property and equipment, net..................................   1,559      343
                                                              -------  -------
    Total assets............................................. $26,334  $ 6,903
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current Liabilities:
  Accounts payable........................................... $ 1,280  $   997
  Accrued liabilities........................................   2,748    1,415
  Deferred revenue and advances..............................   1,795    1,087
  Income taxes payable.......................................      91      --
  Current portion of long-term obligations...................     126      268
                                                              -------  -------
    Total current liabilities................................   6,040    3,767
                                                              -------  -------
Long-term obligations (Note 7)...............................     191      290
Commitments and contingencies (Note 7)
Stockholders' Equity:
  Convertible preferred stock--par value $0.001; 5,000,000
   shares authorized; shares outstanding: none in 1997 and
   3,978,993 in 1996.........................................     --     8,031
  Common stock--par value $0.001; 20,000,000 shares
   authorized; shares outstanding: 10,305,605 shares in 1997
   and 2,943,502 in 1996.....................................  24,862    1,747
  Notes receivable from sale of stock........................    (175)    (169)
  Net unrealized gain (loss) on available-for-sale
   securities................................................     (43)     485
  Accumulated deficit........................................  (4,541)  (7,248)
                                                              -------  -------
    Total stockholders' equity...............................  20,103    2,846
                                                              -------  -------
    Total liabilities and stockholders' equity............... $26,334  $ 6,903
                                                              =======  =======


                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEARS ENDED JUNE 30,
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------  -------
Revenue:
  Reliability software............................... $16,868  $8,965  $ 3,573
  Other products.....................................  10,336   5,360    4,723
  Support, maintenance and consulting................   4,942   2,210    1,107
                                                      -------  ------  -------
    Total revenue....................................  32,146  16,535    9,403
                                                      -------  ------  -------
Cost of revenue:
  Cost of reliability software.......................   3,738   3,640    1,619
  Cost of other products.............................   7,289   3,781    3,332
  Cost of support, maintenance and consulting........   1,871   1,021      610
                                                      -------  ------  -------
    Total cost of revenue............................  12,898   8,442    5,561
                                                      -------  ------  -------
Gross profit.........................................  19,248   8,093    3,842
Operating expenses:
  Sales and marketing................................  11,280   5,101    3,463
  General and administrative.........................   2,878   1,920    1,239
  Research and development...........................   2,272     620      257
  Merger expenses....................................     595     --       --
  Purchased in-process technology....................     --      740      --
                                                      -------  ------  -------
    Total operating expenses.........................  17,025   8,381    4,959
                                                      -------  ------  -------
Income (loss) from operations........................   2,223    (288)  (1,117)
Other income (expense):
  Gain on sale of investments........................     528     763      --
  Interest income....................................     403      88       20
  Interest expense...................................     (41)     (5)     (83)
                                                      -------  ------  -------
    Total other income (expense).....................     890     846      (63)
                                                      -------  ------  -------
Income (loss) before income taxes....................   3,113     558   (1,180)
Provision for income taxes...........................     406     --       --
                                                      -------  ------  -------
    Net income (loss)................................ $ 2,707  $  558  $(1,180)
                                                      =======  ======  =======
Net income per common and equivalent shares.......... $  0.29  $ 0.07
                                                      =======  ======
Common and equivalent shares used in computing per
 share amount........................................   9,312   8,177
                                                      =======  ======

                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 NET
                                                                             UNREALIZED
                             CONVERTIBLE                           NOTES     GAIN (LOSS)
                           PREFERRED STOCK       COMMON STOCK    RECEIVABLE ON AVAILABLE-
                          ------------------  ------------------ FROM SALE    FOR-SALE    ACCUMULATED
                            SHARES    AMOUNT    SHARES   AMOUNT   OF STOCK   SECURITIES     DEFICIT    TOTAL
                          ----------  ------  ---------- ------- ---------- ------------- ----------- -------
Balances, July 1, 1994..   3,157,947  $6,086   1,250,910 $   647   $  (6)       $ --        $(8,626)  $   101
 Issuance of Series D
  preferred stock, net
  of issuance costs of
  $16...................     504,160   1,193         --      --      --           --            --      1,193
 Conversion of promis-
  sory notes for Series
  D preferred stock, net
  of issuance costs of
  $8....................     253,553     600         --      --      --           --            --        600
 Issuance of common
  stock, net of issuance
  costs of $21..........         --      --    1,042,659     731     --           --            --        731
 Exercise of stock op-
  tions.................         --      --        6,972       1     --           --            --          1
 Issuance of common
  stock for services
  rendered..............         --      --       23,783      17     --           --            --         17
 Accrued interest.......         --      --          --      --       (2)         --            --         (2)
 Net unrealized gain on
  available-for-sale se-
  curities..............         --      --          --      --      --         1,018           --     (1,018)
 Net loss...............         --      --          --      --      --           --         (1,180)   (1,180)
                          ----------  ------  ---------- -------   -----        -----       -------   -------
Balances, June 30, 1995.   3,915,660   7,879   2,324,324   1,396      (8)       1,018        (7,806)    2,479
 Exercise of Series C
  preferred stock op-
  tions.................      23,333      56         --      --      (56)         --            --        --
 Exercise of Series D
  preferred stock op-
  tions.................      40,000      96         --      --      (96)         --            --        --
 Conversion of short-
  term notes for common
  stock, net of issuance
  costs of $11..........         --      --      457,246     319     --           --            --        319
 Exercise of stock op-
  tions.................         --      --       99,172      20      (9)         --            --         11
 Issuance of common
  stock for services
  rendered..............         --      --       62,760      12     --           --            --         12
 Net unrealized gain on
  available-for-sale se-
  curities..............         --      --          --      --      --          (533)          --       (533)
 Net income.............         --      --          --      --      --           --            558       558
                          ----------  ------  ---------- -------   -----        -----       -------   -------
Balances, June 30, 1996.   3,978,993   8,031   2,943,502   1,747    (169)         485        (7,248)    2,846
 Conversion of preferred
  stock.................  (3,978,993) (8,031)  4,774,791   8,031     --           --            --        --
 Initial public offer-
  ing, net of issuance
  costs of $1,433.......         --      --    2,201,981  14,950     --           --            --     14,950
 Exercise of stock op-
  tions.................         --      --      112,419      26      (6)         --            --         20
 Exercise of stock war-
  rants.................         --      --      272,912     108     --           --            --        108
 Net unrealized gain on
  available-for-sale se-
  curities..............         --      --          --      --      --          (528)          --       (528)
 Net income.............         --      --          --      --      --           --          2,707     2,707
                          ----------  ------  ---------- -------   -----        -----       -------   -------
Balances, June 30, 1997.         --   $  --   10,305,605 $24,862   $(175)       $ (43)      $(4,541)  $20,103
                          ==========  ======  ========== =======   =====        =====       =======   =======

                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       YEARS ENDED JUNE 30,
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------  -------
Cash flows from operating activities:
 Net income (loss)................................... $ 2,707  $  558  $(1,180)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization.....................     323      85      125
   Amortization of discount on long-term obligations.      36     --       --
   Amortization of software development costs........     --        2       15
   Gain on sale of available-for-sale securities.....    (528)   (763)     --
   Purchased in-process technology...................     --      740      --
   Changes in:
     Accounts receivable.............................  (2,342) (1,300)    (469)
     Inventories.....................................     (86)     (5)     120
     Prepaid expenses................................    (216)    (14)      (2)
     Accounts payable................................     283     250      110
     Accrued liabilities.............................   1,333     572      255
     Income taxes payable............................      91     --       --
     Deferred revenue and advances...................     708     735      140
     Liability under employment termination
      agreement......................................    (151)    (72)     (17)
                                                      -------  ------  -------
   Net cash provided by (used in) operating
    activities.......................................   2,158     788     (903)
                                                      -------  ------  -------
Cash flows from investing activities:
 Purchases of property and equipment, net............  (1,539)   (267)     (86)
 Purchase of temporary cash investments.............. (21,240)    847      --
 Proceeds from temporary cash investments............  12,185     --       --
 Business acquisition................................     --     (617)     --
 Other assets, net...................................     --      --       (12)
                                                      -------  ------  -------
   Net cash used in investing activities............. (10,594)    (37)     (98)
                                                      -------  ------  -------
Cash flows from financing activities:
 (Repayments) borrowings on bank line of credit,
  net................................................     --      --      (200)
 Issuance of convertible promissory notes............     --      315      609
 Repayments of capital lease obligations, net........      (1)     (7)     (62)
 Issuance of long-term obligations...................     --      405      --
 Repayment of long-term obligations..................    (125)    --       --
 Proceeds from issuance of preferred and common
  stock, net.........................................  15,077      27    1,934
                                                      -------  ------  -------
   Net cash provided by financing activities.........  14,951     740    2,281
                                                      -------  ------  -------
Net increase in cash.................................   6,515   1,491    1,280
Cash and cash equivalents, beginning of year.........   3,102   1,611      331
                                                      -------  ------  -------
Cash and cash equivalents, end of year............... $ 9,617  $3,102  $ 1,611
                                                      =======  ======  =======
Noncash investing and financing activities:
 Conversion of preferred shares to common stock...... $ 8,031  $  --   $   --
                                                      =======  ======  =======
 Exercise of options for stockholder notes
  receivable......................................... $    10  $  161  $   --
                                                      =======  ======  =======
 Conversion of promissory notes for stock, net of
  issuance costs..................................... $   --   $  315  $   600
                                                      =======  ======  =======
 Issuance of common stock for services rendered...... $   --   $   13  $    17
                                                      =======  ======  =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest.............. $    41  $   28  $   114
                                                      =======  ======  =======
 Cash paid during the year for income taxes.......... $   314  $  --   $   --
                                                      =======  ======  =======

                See notes to consolidated financial statements.

                              QUALIX GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations. Qualix Group, Inc. ("the Company") was incorporated in Delaware in September 1990. The Company develops or acquires, markets and supports reliability software for distributed computing systems based on Unix and Windows NT operating systems. The Company markets its products through its direct sales force, which is focused on organizations located in the United States, Europe and the Far East.

  Basis of Presentation. The Company acquired Octopus Technologies, Inc. ("Octopus") on August 27, 1996. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical financial information of Octopus.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

  Financial Statement Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for potentially uncollectible accounts receivable, the valuation allowance on deferred tax assets and certain reserves and accruals. Actual results could differ materially from those estimates.

  Cash Equivalents. Cash equivalents include highly liquid investments with original maturities of 90 days or less at the time of acquisition. The recorded carrying amounts of cash equivalents approximate their fair market value.

  Temporary Cash Investments. Temporary cash investments consist of short-term investments acquired with maturities exceeding three months and are classified as "available-for-sale securities". The investments are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes. Any gains or losses on sales of investments are computed on a specific identification basis.

  Inventories. Inventories consist of computer products, software and component parts purchased for resale. Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property and Equipment. Property and equipment, including equipment under capital lease and leasehold improvements, are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally three to seven years, or the lease term, as appropriate.

  Software Development Costs. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Such costs, which have not been material to date, are amortized on a straight-line basis over the lives of the product, generally two years. All costs have been fully amortized as of June 30, 1996.

  Revenue Recognition. Revenue from software licenses is generally recognized upon shipment. Revenue is recognized only when no significant vendor or post-contract support obligations remain. Product revenue is recognized upon shipment. Revenue from separately priced software support, maintenance and consulting contracts is deferred and recognized ratably over the term of the agreement, which is typically one year.

  Warranty. The Company generally warrants its products for 30 days. The Company has no provision for warranty costs at June 30, 1997 as historically costs have not been significant.

  Income Taxes. Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes and requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

  Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, does not generally recognize compensation cost in connection with its stock option and purchase plans.

  Net Income (Loss) Per Share. Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the periods. Prior to the Company's initial public offering in February 1997, common equivalent shares include preferred stock and certain warrants (using the "if converted" method) and stock options and the remaining warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date as if they were outstanding for all periods prior to the initial filing date. In addition, all outstanding preferred stock and warrants that were converted in the initial public offering are included in the computation as common equivalent shares even when the effect is anti-dilutive.

  Certain Significant Risks and Uncertainties. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, temporary cash investments and accounts receivable. The Company invests in a variety of financial instruments with an investment credit rating of AA and better. The Company, by policy, limits the amount of credit exposure with any one financial instrument or commercial issuer. The Company also places its investments for safekeeping with high-credit-quality financial institutions. The Company sells its products primarily to companies in diversified industries in North America, Europe and the Far East, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. While the Company maintains allowances for potential bad debt losses, actual losses to date have not been material. No customers accounted for greater than 10% of accounts receivable in 1997 or 1996. No customer accounted for greater than 10% of total revenue in 1997, 1996 and 1995. Export sales from the United States represented 17% of total revenue in both fiscal 1997 and 1996. In 1995, export sales represented 9% of total revenue.

  The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; and the Company's ability to attract and retain employees necessary to support its growth.

  Recently Issued Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This standard replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. As basic EPS excludes dilution by dividing net income by only the weighted average of common shares outstanding for the period, it will result in a higher value than the historically reported primary EPS. Diluted EPS under SFAS 128 is not expected to be significantly different than fully diluted EPS reported historically. This standard will be effective for the Company beginning in the second quarter of fiscal 1998 and will require restatement of prior periods.

  In June 1997, the FASB adopted SFAS No.130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company beginning July 1, 1997, with earlier application permitted.

2. BUSINESS COMBINATIONS

  Purchase of Anthill Incorporated. On May 1, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Anthill Incorporated ("Anthill"). The purchase price totaled approximately $675,000, of which $175,000 was paid at the closing of the transaction with the remaining purchase price to be paid in four annual installments of $125,000 each (see Note 7). Anthill is engaged in the development of a hierarchical storage management product.

  The acquisition was accounted for as a purchase, and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The aggregate purchase of $675,000, plus $116,000 of costs directly attributable to the completion of the acquisition, has been allocated to the assets and liabilities acquired. Approximately $740,000 of the total purchase price represented the value of in-process technology which had no future alternative use and was charged to the Company's operations in the fourth quarter of fiscal 1996.

  Merger with Octopus Technologies, Inc. On August 27, 1996, the Company acquired Octopus by issuing 1,597,173 shares of its common stock and 280,673 shares of Series E preferred stock in exchange for all of the outstanding common stock and preferred stock of Octopus. The Company also assumed and exchanged all options to purchase Octopus stock for options to purchase an aggregate of 149,590 shares of the Company's common stock with an average exercise price of $2.60 per share. The merger was accounted for as a pooling-of-interests. Octopus develops, markets and supports real time data protection software throughout the United States and internationally. Approximately $595,000 of costs directly attributable to the business combination, primarily professional fees associated with investment bankers, attorneys and accountants, were incurred by the Company.

  The following table presents the results of consolidated operations as restated for the periods prior to the combination of Qualix and Octopus. No significant adjustments were required to conform the accounting policies of the Company and Octopus.

                                                                   JUNE 30,
                                                                ----------------
                                                                 1995     1996
                                                                -------  -------
                                                                (IN THOUSANDS)
      Net revenue:
        Qualix................................................. $ 9,056  $14,610
        Octopus................................................     347    1,925
                                                                -------  -------
        Combined............................................... $ 9,403  $16,535
                                                                =======  =======
      Net income (loss):
        Qualix................................................. $  (522) $   481
        Octopus................................................    (658)      77
                                                                -------  -------
        Combined............................................... $(1,180) $   558
                                                                =======  =======

3. TEMPORARY CASH INVESTMENTS

  Available-for-sale securities at June 30, 1997 consist of (in thousands):

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
                                         COST      GAINS      LOSSES     VALUE
                                       --------- ---------- ---------- ---------
Commercial paper......................  $3,935      $--        $ --     $3,935
Municipal auction rate securities.....   3,605       --          (5)     3,600
Corporate bonds.......................   1,015       --         (18)       997
Agency securities.....................   1,029       --         (20)     1,009
                                        ------      ---        ----     ------
                                        $9,584      $--        $(43)    $9,541
                                        ======      ===        ====     ======

  At June 30, 1997, the estimated market value of available-for-sale securities with maturities over ten years was $3.6 million, with the remainder maturing within one year.

  At June 30, 1995, the Company held 46,121 shares of common stock of a public company which were subject to certain holding restrictions. During 1996, the Company sold 34,590 shares and realized a gain of $763,000, net of legal costs of $84,500. In June 1997, the Company sold the remaining shares and realized a gain of $828,000. The gain on the sale of stock was recorded net of legal costs of $300,000. The Company realized no material gains or losses from the sale of securities in fiscal 1995.

4. PROPERTY AND EQUIPMENT

  Property and equipment at June 30 consist of (in thousands):

                                                                    1997   1996
                                                                   ------  ----
      Computer equipment and software............................. $2,250  $777
      Furniture and fixtures......................................     67    41
      Office equipment............................................     14     8
      Leasehold improvements......................................     39    10
                                                                   ------  ----
                                                                    2,370   836
      Less accumulated depreciation and amortization..............   (811) (493)
                                                                   ------  ----
      Property and equipment--net................................. $1,559  $343
                                                                   ======  ====

5. ACCRUED LIABILITIES

  Accrued liabilities at June 30 consist of (in thousands):

                                                                   1997   1996
                                                                  ------ ------
      Compensation, bonuses and related benefits................. $  988 $  377
      Royalties payable and costs associated with product
       acquisition...............................................    666    547
      Other accrued liabilities..................................  1,094    491
                                                                  ------ ------
        Total.................................................... $2,748 $1,415
                                                                  ====== ======

6. INCOME TAXES

  The provision for income taxes consists of the following:

                                                                 1997  1996 1995
                                                                 ----  ---- ----
      Current
        Federal................................................. $ 83  $--  $--
        State...................................................  367   --   --
                                                                 ----  ---  ---
                                                                  450   --   --
                                                                 ----  ---  ---
      Deferred:
        Federal.................................................   --   --   --
        State...................................................  (44)  --   --
                                                                 ----  ---  ---
                                                                  (44)  --   --
                                                                 ----  ---  ---
                                                                 $406  $--  $--
                                                                 ====  ===  ===

  The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal rate to the income (loss) before income taxes as follows:

                                                           1997   1996   1995
                                                           -----  -----  -----
      Taxes computed at federal statutory rate............  35.0%  35.0% (35.0)%
      State taxes net of federal income tax benefit.......   6.0    6.1   (2.7)
      Nondeductible merger and other costs................   6.7    6.6    1.7
      Change in valuation allowance....................... (36.2) (50.0)  37.0
      Other...............................................   1.5    2.3   (1.0)
                                                           -----  -----  -----
        Total provision...................................  13.0%    --%    --%
                                                           =====  =====  =====

  The tax effects of temporary differences that give rise to deferred taxes were as follows at June 30 (in thousands):

                                                                   1997   1996
                                                                   ----  ------
      Deferred tax assets:
        Expenses not currently deductible for tax purposes........ $144  $  179
        Tax net operating loss carryforwards......................  292   2,174
        Tax credit carryforward...................................   87     --
        Purchased in-process technology...........................  278     300
                                                                   ----  ------
          Total deferred tax assets...............................  801   2,653
        Valuation allowance....................................... (757) (2,653)
                                                                   ----  ------
          Net deferred tax assets................................. $ 44  $  --
                                                                   ====  ======

  Deferred tax assets are presented within prepaid expenses on the Consolidated Balance Sheet as of June 30, 1997. The Company has provided a valuation allowance against deferred tax assets representing expenses from acquisition of in-process technology and assets relating to pre-acquisition activities of Octopus Technologies which have certain limitations imposed on their realizability. The valuation allowance decreased $1,896,000 in fiscal 1997 due to the realization of the benefit of certain tax loss carryforwards.

7. COMMITMENTS AND CONTINGENCIES

  Anthill Acquisition. In connection with the Anthill acquisition, the Company has a remaining obligation to pay three annual installments of $125,000 each (see Note 2). The present value of the obligation is discounted at 9% and the aggregate of approximately $316,000 is recorded in the balance sheet within long-term obligations. The Company has granted a security interest in the software technology acquired from Anthill in order to secure the obligation. The payments may be accelerated to May 1, 1998 if cumulative license revenues for certain products exceed specified levels as of May 1, 1998.

  Operating Leases. The Company leases certain office facilities under noncancellable operating leases. The future minimum annual rental payments under these leases are as follows (in thousands):

             Fiscal Year
               1998............................ $  582
               1999............................    682
               2000............................    650
               2001............................    626
               2002............................    598
               Thereafter......................    150
                                                ------
                                                $3,288
                                                ======

  Rental expense under operating leases was approximately $441,000, $243,000 and $137,000 for fiscal years 1997, 1996 and 1995, respectively. In June 1997, the Company entered into a five-year operating lease agreement for a new headquarters facility. The existing headquarters' lease expires in March 2000, however the Company plans to move to the new facility in San Mateo, California, when the leasehold improvements are completed in December 1997. The Company does not anticipate significant penalties for early termination of the existing headquarters lease agreement. Lease commitments under both agreements have been included in the above amounts.

  Contingency. The industry in which the Company operates is characterized by frequent litigation regarding patent and other intellectual property rights. In October 1996, the Company received correspondence from a French company asserting that it has registered "Octopus" as a trademark in France and that the Company's use of the mark "Octopus" infringes its trademark rights. The Company has not been successful in obtaining a license to use the Octopus mark in France and has determined that it must adopt a new trademark to replace the Octopus mark in France. Management does not believe that this action will have a material adverse effect on the Company's business, financial condition or results of operations.

8. STOCKHOLDERS' EQUITY

  Stock Split. Effective January 1997, the Board of Directors approved a one for two and one-half reverse split of all outstanding shares of common stock. All shares and per-share amounts have been adjusted to reflect this split. In addition, the par value of common stock was changed to $.001.

  Initial Public Offering. In February 1997, the Company completed its initial public offering and issued 2,000,000 shares of common stock to the public at a price of $8.00 per share. As a result of this offering, the Company received $14,950,000, net of underwriting discounts, commissions, offering costs and expenses payable by the Company. Simultaneously, all outstanding preferred shares were automatically converted into common stock.

  Shareholder Rights Plan. In July 1997, the Company's Board of Directors approved a stock purchase rights plan which provides a dividend distribution of one common stock purchase right for each outstanding share of its common stock. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions of the Company. In the event one of the limited conditions is triggered, each right entitles the registered holder to purchase for $60 one-thousandth of a Preferred Share of Qualix Series A Junior Participating Preferred Stock with a par value of $.001 per share. The rights are redeemable at the Company's option for $0.01 per right and expire on July 30, 2007.

  Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which employees may, subject to certain restrictions, purchase shares of common stock at a price not less than 85 percent of the lower of the fair market value as of the beginning or the end of the offering period. No shares have been issued under this Plan to date as of June 30, 1997. At June 30, 1997, 350,000 shares were reserved for future issuance.

  Restricted Stock. During 1994, an officer of the Company was granted nonstatutory stock options to purchase 48,000 shares of common stock at $.20 per share and 40,000 shares of Series D preferred stock at $2.40 per share. In May 1996, the holder exercised the options in exchange for a full recourse promissory note, bearing interest at 6.83% per annum, due May 2006 and secured by the underlying stock. The preferred shares subsequently were converted to common shares in connection with the Company's initial public offering in February 1997. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. These restricted shares vest over four years in accordance with the terms of the original stock options.

  During 1996, an officer of the Company was granted a nonstatutory stock option to purchase 23,333 shares of Series C preferred stock at $2.40 per share. The option was exercised in exchange for a full recourse promissory note which bears interest at 7.04% per annum, is due May 2006 and is secured by the underlying stock. The preferred shares subsequently were converted to common shares in connection with the Company's initial public offering in February 1997. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. These restricted shares vest over four years in accordance with the terms of the original stock options.

  In July 1996, two officers exercised unvested stock options to purchase 50,266 shares of common stock at $0.20 per share with full recourse promissory notes which bear interest at 6.74% per annum. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. These restricted shares vest over four years in accordance with the terms of the original stock options.

  At June 30, 1997, 51,091 outstanding shares of such common stock were subject to repurchase.

  Stock Option Plans. The Company has stock option plans (the "Plans") under which shares are reserved for issuance to employees, consultants and directors. The Plans authorize the direct award or sale of common stock or the grant of incentive and nonstatutory stock options. Incentive stock options are granted at fair market value (as determined by the Board of Directors) at the date of grant; nonstatutory options and stock sales may be offered at not less than 85% of fair market value. Options become exercisable over four years and expire ten years after the date of grant.

  A summary of option transactions under the plans are summarized as follows:

                                                        OUTSTANDING OPTIONS
                                                     --------------------------
                                                               WEIGHTED AVERAGE
                                                      SHARES    EXERCISE PRICE
                                                     --------  ----------------
      Balance, June 30, 1994                          140,479       $0.45
        Granted.....................................  128,281        0.42
        Exercised...................................   (6,972)       0.15
        Cancelled...................................  (28,948)       0.19
                                                     --------       -----
      Balance, June 30, 1995........................  232,840        0.47
        Granted (weighted average fair value of
         $0.08).....................................  478,078        0.59
        Exercised...................................  (51,172)       0.20
        Cancelled...................................  (56,151)       0.20
                                                     --------       -----
      Balance, June 30, 1996........................  603,595        0.61
        Granted (weighted average fair value of
         $3.23).....................................  500,400        5.92
        Exercised................................... (112,419)       0.23
        Cancelled...................................  (56,983)       2.66
                                                     --------       -----
      Balance, June 30, 1997........................  934,593       $3.38
                                                     ========       =====

  At June 30, 1997, options for 741,347 shares were exercisable under the Plans and 296,003 shares were available for future grant.

  The following table summarizes information concerning options outstanding and exercisable as of June 30, 1997:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                                       REMAINING  AVERAGE              AVERAGE
     RANGE OF               NUMBER    CONTRACTUAL EXERCISE   NUMBER    EXERCISE
  EXERCISE PRICES         OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
  ---------------         ----------- ----------- -------- ----------- --------
  $0.08-$ 0.73...........   369,833      8.91      $0.27     317,823    $0.26
  $0.80-$ 5.38...........   200,710      9.08       2.63     128,524     2.79
  $5.63-$ 8.00...........   236,234      9.42       6.02     182,824     5.63
  $8.13-$21.65...........   127,816      9.51       8.66     112,716     8.72
                            -------      ----      -----     -------    -----
                            934,593      9.16      $3.38     741,347    $3.31
                            =======      ====      =====     =======    =====

  Stock Based Compensation. The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense through June 30, 1997, as such issuances have been at the fair value of the Company's common stock at the date of grant.

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of the year ended June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method prior to the initial public offering and the Black-Scholes option pricing model thereafter, with the following weighted average assumptions: expected option life, 6 months following vesting; 80% stock price volatility; risk free interest rates, 6.1% for options granted during the year ended June 30, 1997 and 5.9% for options granted during the year ended June 30, 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997 and 1996 awards had been amortized to expense, pro forma net income would have been $2,302,000 ($0.25 per share) in fiscal 1997 and $554,000 ($0.07 per share) in fiscal 1996. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; as such, the fiscal 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9. EMPLOYEE BENEFIT PLAN

  The Company sponsors a 401(k) Profit-Sharing Plan (the Plan) for all employees. Participants may contribute between 1% and 15% of their annual compensation on a before-tax basis, but not to exceed the amount allowable as a deduction for federal income tax purposes. Participants vest immediately in their contributions. The Company is not required to contribute, nor has it contributed, to the Plan for the fiscal years ended June 30, 1997, 1996 and 1995.

10. SUBSEQUENT EVENT

  On October 25, 1996, the Company sued Veritas Software Corporation ("Veritas") in the Santa Clara County California Superior Court alleging breach of contract, unfair competition and intentional interference with prospective economic advantage in connection with a contract dated as of April 10, 1995 (the "Master Agreement") between the Company and Veritas. The Master Agreement was entered into following Veritas' acquisition of a company whose high availability product the Company previously had the right to sell. The

Master Agreement granted the Company the right to market and support FirstWatch, a product which formed the core software engine of QualixHA, a high availability product for UNIX environments previously sold by the Company, but which is not part of QualixHA+. The Master Agreement, and therefore the Company's right to market QualixHA, terminated on February 28, 1997. The Company sought unspecified compensatory and punitive damages. Veritas filed a cross-complaint on October 29, 1996 alleging that the Company engaged in unfair competition, false advertising, breach of contract, fraud and negligent misrepresentation as a result of various alleged activities. Veritas sought unspecified compensatory and punitive damages and injunctive relief including requiring Qualix to divulge certain customer information. On October 29, 1996, the court granted the Company a temporary restraining order enjoining Veritas from stating that the Master Agreement had been terminated. The court also granted Veritas an order enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch or that QualixHA+ is the FirstWatch product. On November 14, 1996, the court issued a preliminary injunction against Veritas on substantially similar terms as the temporary restraining order and indicated that it would, upon submission of an order by Veritas, issue a preliminary injunction enjoining the Company from stating that QualixHA+ is an upgrade to FirstWatch. Veritas never submitted such an order. In November 1996, the Company and Veritas began arbitration of the dispute pursuant to the Master Agreement.

  On August 11, 1997 the Company and Veritas entered into a Mutual Settlement Agreement and Settlement of Claims in connection with all legal actions and arbitration proceedings between the companies. All licensing agreements between the companies, including the Master Agreement, have been terminated and all claims between the companies relating to the dispute have been dismissed with prejudice. The resolution of this matter did not have a material adverse effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

  The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on November 12, 1997 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1997.

  For information regarding Executive Officers of the Company, see the information appearing under the caption "Executive Officers of the Company" in
Part I, Item 4a of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding compensation of the Company's Executive Officers is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated financial statements of the Company as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULE

  Schedule II--Valuation and Qualifying Accounts is filed on page 51 of this Form 10-K.

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the accompanying notes.

(a)(3) EXHIBITS

  See exhibit index at page 52 of this Report on Form 10-K.

(B) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 17 DAY OF SEPTEMBER 1997.

                                          Qualix Group, Inc.

                                                   /s/ Richard G Thau
                                          By __________________________________
                                            RICHARD G. THAU
                                            CHAIRMAN, PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER (DULY AUTHORIZED
                                            OFFICER AND PRINCIPAL EXECUTIVE
                                            OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON SEPTEMBER 17, 1997 ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURES                                TITLE

         /s/ Richard G. Thau           Chairman, President and Chief
_____________________________________   Executive Officer (principal
           RICHARD G. THAU              executive officer)

         /s/ Jean A. Kovacs            Executive Vice President,
_____________________________________   Secretary and Director
           JEAN A. KOVACS

          /s/ Bruce C. Felt            Vice President, Finance and Chief
_____________________________________   Financial Officer (principal
            BRUCE C. FELT               financial officer)

       /s/ Francis L. Serafin          Controller (principal
_____________________________________   accounting officer)
         FRANCIS L. SERAFIN

          /s/ William Hart             Director
_____________________________________
            WILLIAM HART

         /s/ William D. Jobe           Director
_____________________________________
           WILLIAM D. JOBE

        /s/ Charles L. Minter          Director
_____________________________________
          CHARLES L. MINTER

         /s/ Peter L. Wolken           Director
_____________________________________
           PETER L. WOLKEN

                               QUALIX GROUP, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES

                                 (IN THOUSANDS)

                                  BALANCE AT                          BALANCE AT
                                  BEGINNING  COSTS AND                  END OF
FISCAL YEAR ENDED                 OF PERIOD  EXPENSES  DEDUCTIONS (A)   PERIOD
-----------------                 ---------- --------- -------------- ----------
June 30, 1997....................    $256       239         109          386
June 30, 1996....................    $ 87       216          47          256
June 30, 1995....................    $164        78         155           87

--------
a) Amounts determined not to be collectible, net of recoveries.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
  2.1*   --Agreement and Plan of Reorganization among the Company, Qualix
           Subsidiary, Inc. and Octopus Technologies, Inc. dated July 14, 1996.
  2.2*   --Articles of Merger between and among the Company, Qualix Subsidiary,
           Inc. and Octopus Technologies, Inc. filed August 30, 1996.
  3.1*   --Amended and Restated Certificate of Incorporation of the Company, as
           currently in effect.
  3.2*   --Form of Amended and Restated Certificate of Incorporation of the
           Company (to be filed prior to the closing of the offering made pursuant to this Registration Statement).
  3.3*   --Form of Amended and Restated Certificate of Incorporation of the
           Company (to be filed upon the closing of the offering made pursuant to this Registration Statement).
  3.4*   --Bylaws of the Company, as currently in effect.
  4.1*   --Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
  4.2*   --Specimen Common Stock certificate.
  4.3*   --Series D Preferred Stock and Warrant Purchase Agreement dated April
           11, 1995.
 10.1*   --Form of Indemnification Agreement.
 10.2*   --1995 Stock Option Plan.
 10.3*   --1997 Stock Option Plan.
 10.4*   --Employee Stock Purchase Plan.
 10.5*   --Senior Managers Bonus Plan.
 10.6*   --Series A Preferred Stock Purchase Agreement dated November 15, 1990.
 10.7*   --Series B Preferred Stock Purchase Agreement dated December 27, 1991.
 10.8*   --Series C Preferred Stock Purchase Agreement dated October 20, 1992.
 10.9*   --Series C Preferred Stock Purchase Agreement dated November 16, 1993.
 10.10*  --Note and Warrant Purchase Agreement dated August 26, 1994.
 10.11*  --Asset Purchase Agreement between Anthill Incorporated and The
           Company dated May 1, 1996.
 10.12*  --Employment Agreement between The Company and Richard G. Thau dated
           November 15, 1990.
 10.13*  --Employment Agreement between The Company and Jean A. Kovacs dated
           November 15, 1990.
 10.14*  --Employment Agreement between The Company and Bruce C. Felt dated
           March 25, 1994.
 10.15*  --Promissory Notes of Bruce A. Felt dated May 17, 1996 and May 17,
           1996 in the principal amounts of $96,000 and $9,600, respectively.
 10.16*+ --Distributor Agreement between The Company and StereoGraphics
           Corporation dated March 27, 1996.
 10.17*+ --Letter Agreement between The Company and Silicon Graphics, Inc.
           dated June 6, 1994.
 10.18*  --[This item intentionally left blank.]
 10.19*+ --Master Agreement between The Company and Veritas Software
           Corporation dated April 10, 1995.
 10.20*  --Reseller Agreement between The Company and Check Point Software
           Technologies Ltd. dated June 3, 1994.
 10.21*  --Lease Agreement between The Company and Norfolk Atrium, a California
           Limited Partnership dated April 1, 1995.
 10.22   --Lease Agreement between The Company and Cassiopea Venture
           Corporation dated June 13, 1997.
 10.23   --OEM License Agreement between The Company and Intergraph Corporation dated July 31, 1996.
 10.24   --Amendment to OEM License Agreement between The Company and
           Intergraph Corporation dated May 21, 1997.
 10.25+  --Mutual Settlement Agreement and Release of Claims between the
           Company and Veritas Software Corporation dated August 11, 1997.
 21.1*   --Subsidiary of the Company.
 23.1    --Independent Auditors' Consent.
 23.2*   --Consent of Counsel. Reference is made to Exhibit 5.1.
 24.1*   --Power of Attorney (see page II-4).
 27      --Financial Data Schedule.

--------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 333-17529) declared effective by the Commission on February 12, 1997.
+ Confidential treatment requested.