Form 10-Q
period 1997-09-30
QUALIX GROUP INC
filed 1997-11-12
CIK 870345

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1997

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                                   ---------

                                 (650) 572-0200
              (Registrant's telephone number, including area code)

                                   ---------

  Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

  As of September 30, 1997 there were 10,364,642 shares of the Registrant's common stock outstanding.

================================================================================

                               QUALIX GROUP, INC.


                                     INDEX

PART I  FINANCIAL INFORMATION                                            PAGE
                                                                         ----
Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
    At September 30, 1997 and June 30, 1997............................   3

    Condensed Consolidated Statements of Operations
    For the three months ended September 30, 1997 and 1996.............   4

    Condensed Consolidated Statements of Cash Flows
    For the three months ended September 30, 1997 and 1996.............   5

    Notes to Condensed Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   9

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings.............................................  23
Item 2.  Changes in Securities.........................................  23
Item 3.  Defaults Upon Senior Securities...............................  23
Item 4.  Submission of Matters to a Vote of Security Holders...........  23
Item 5.  Other Information.............................................  23
Item 6.  Exhibits and Reports on Form 8-K..............................  25

SIGNATURE..............................................................  25

                         PART I  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              QUALIX GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)

                                                -----------    -----------
                                                  Sept 30,       June 30,
                                                    1997           1997
                                                -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents                       $  4,957       $  9,617
  Temporary cash investments                        13,231          9,541
  Accounts receivable, net                           5,428          5,147
  Other current assets                                 551            470
                                                -----------    -----------
    Total current assets                            24,167         24,775
Property and equipment, net                          1,894          1,559
                                                -----------    -----------
    Total assets                                  $ 26,061       $ 26,334
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liablilites:
  Accounts payable and accrued liabilities        $  4,021       $  4,119
  Deferred revenue and advances                      1,298          1,795
  Current portion of long-term obligations             128            126
                                                -----------    -----------
    Total current liabilities                        5,447          6,040
                                                -----------    -----------
Long-term obligations                                  196            191
Stockholders' Equity                                20,418         20,103
                                                -----------    -----------
    Total liabilities and stockholders' equity     $ 26,061       $ 26,334
                                                ===========    ===========

    See accompanying notes to condensed consolidated financial statements

                              QUALIX GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)


                                                 --------------------
                                                  Three Months Ended
                                                     September 30,
                                                 --------------------
                                                    1997       1996
                                                 ---------  ---------
Revenue:
  Reliability software                             $ 4,506    $ 3,697
  Other products                                     2,386      2,288
  Support, maintenance and consulting                1,333        964
                                                 ---------  ---------
    Total revenue                                    8,225      6,949
                                                 ---------  ---------

Cost of revenue:
  Cost of reliability software                          64      1,541
  Cost of other products                             1,708      1,586
  Cost of support, maintenance and consulting          483        341
                                                 ---------  ---------
    Total cost of revenue                            2,255      3,468
                                                 ---------  ---------
Gross profit                                         5,970      3,481


Operating expenses:
  Sales and marketing                                4,319      2,142
  General and administrative                         1,014        481
  Research and development                             848        422
  Merger expenses                                        -        595
                                                 ---------  ---------
    Total operating expenses                         6,181      3,640
                                                 ---------  ---------

Loss from operations                                  (211)      (159)
Interest income (expense), net                         248         21
                                                 ---------  ---------

Income (loss) before income taxes                       37       (138)

Provision for income taxes                               -          1
                                                 ---------  ---------
    Net income (loss)                             $     37   $   (139)
                                                 =========  =========
Net income (loss) per share                       $   0.00   $  (0.02)
                                                 =========  =========
Shares used in per share computation                10,717      8,319
                                                 =========  =========

    See accompanying notes to condensed consolidated financial statements.


                              QUALIX GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands - unaudited)
                                                                                                ---------------------------
                                                                                                       Quarter Ended
                                                                                                        September 30,
                                                                                                ---------------------------
                                                                                                   1997             1996
                                                                                                ---------         ---------
Cash flows from operating activities:
  Net income (loss)                                                                              $     37          $   (139)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                                     152                41
    Amortization of discount on long-term obligations                                                   7                 -
    Changes in:
      Accounts receivable                                                                            (281)             (264)
      Other current assets                                                                            (81)             (134)
      Accounts payable and accrued liabilities                                                        (98)              827
      Deferred revenue and advances                                                                  (497)              304
      Liability under employment termination agreement                                                  -               (45)
                                                                                                ---------         ---------
    Net cash provided by (used in) operating activities                                              (761)              590

Cash flows from investing activities:
  Purchases of property and equipment, net                                                           (487)             (168)
  Purchase of temporary cash investments                                                           (6,594)                -
  Proceeds from maturity of temporary cash investments                                              2,946                 -
                                                                                                ---------         ---------
    Net cash used in investing activities                                                          (4,135)             (168)

Cash flow from financing activities:
  Issuance of long-term obligations, net                                                                -                 8
  Proceeds from issuance of common stock, net                                                         236                 -
                                                                                                ---------         ---------
    Net cash provided by financing activities                                                         236                 8
                                                                                                ---------         ---------

Net increase (decrease) in cash and cash equivalents                                               (4,660)              430
Cash and cash equivalents, beginning of year                                                        9,617             3,102
                                                                                                ---------         ---------
Cash and cash equivalents, end of year                                                              4,957             3,532
                                                                                                =========         =========

Noncash investing and financing activities:
  Conversion of preferred shares to common stock                                                         -               290
                                                                                                =========         =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                              -                 9
                                                                                                =========         =========
  Cash paid during the period for income taxes                                                        109                48
                                                                                                =========         =========

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

  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of the results of any future period. The interim condensed financial statements should be read in conjunction with the June 30, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

2.  Net Income (Loss) Per Share

  Net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the periods.
Prior to the Company's initial public offering in February 1997, common equivalent shares include preferred stock and certain warrants (using the "if converted" method) and stock options and the remaining warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the initial filing date as if they were outstanding for all periods prior to the initial filing date. In addition, all outstanding preferred stock and warrants that were converted in the initial public offering are included in the computation as common equivalent shares even when the effect is anti-dilutive.

3.  Effects of Recent Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

  SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of
common shares outstanding for the period.   Diluted EPS reflects the potential
dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  If SFAS 128 had been in effect during the current and prior year periods, basic and diluted EPS would not have been significantly different than EPS currently reported for the periods.

  In June 1997, the FASB adopted SFAS No.130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company beginning July 1, 1998, with earlier application permitted.

4.   Litigation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-Q contains forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed under the heading "Risk Factors" contained herein and in the Company's other reports and filings with the Securities and Exchange Commission ("SEC"), including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties.

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


OVERVIEW

  Qualix is a leading provider of reliability software for UNIX and Windows NT applications and servers in distributed computing environments. The Company's reliability solutions are designed to minimize the impact of system failures on business-critical applications. The Company offers software products for high availability, security and storage management. Although a substantial majority of the Company's historical revenue has come from products licensed from third parties, the Company now focuses its sales and marketing efforts on higher margin internally developed or acquired products. See "Risk Factors - Recent Transition to New Business Model."

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

  In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing Qualix HA in February 1997. The Company is developing several additional systems management products. See "Risk Factors--Recent Transition to New Business Model," "--Uncertainty of Success of Recently Introduced and Planned Products" and "--Dependence on Licensed Products."


RESULTS OF OPERATIONS

Total Revenues

  Total revenues increased to $8,225,000 in the first quarter of fiscal 1998 from $6,949,000 for the same period of 1997, an increase of $1,276,000, or 18%. Total revenues declined $235,000 from the previous quarter ended June 30, 1997, a decrease of 3%.

  Reliability Software. Reliability software revenues increased to $4,506,000 in the first quarter of fiscal 1998, from $3,697,000 for the comparable period in the prior year, an increase of $809,000, or 22%. This increase primarily reflects the continuing broad market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in sales personnel and the expansion of the field sales and telemarketing organization. The most recent calendar quarters were favorably impacted by sales of QualixHA+, the Company's UNIX-based high-availability clustering software product, and OctopusHA+, the Company's high-availability and remote mirroring product for Windows NT based systems.

  Other Products. Revenue from the sale of other products increased to $2,386,000 in the first quarter of fiscal 1998 from $2,288,000 for the same period of 1997, an increase of $98,000, or 4%. This increase primarily reflects the expansion of the Qualix Direct telesales organization. Revenue from the sale of other products decreased by $254,000 or 10% from the prior quarter ended June 30, 1997. This decrease is attributable to Qualix Direct's continued focus on the sales of the Company's internally developed reliability products and to its de-emphasis on the sales of third party products.

  Support, Maintenance and Consulting. Support, maintenance and consulting revenue, primarily derived from annual maintenance agreements and training, increased to $1,333,000 in the first quarter of fiscal 1998 from $964,000 for the same period of 1997, an increase of $369,000, or 38%. The percentage increase in support, maintenance and consulting was higher than the percentage increase in reliability product revenue because of support contract renewals from the Company's installed base and because of sales of support contracts into the Octopus installed base which historically had purchased minimal amounts of support.


  Cost of Revenues

  Cost of revenues decreased to $2,255,000 in the first quarter of fiscal 1998 from $3,468,000 for the same period of 1997, a decrease of $1,213,000, or 35%.

  Cost of Reliability Software. Cost of reliability software as a percentage of reliability software revenues decreased to 1% in the first quarter of fiscal 1998 from 42% in the first quarter of 1997. This decrease is primarily due to increased sales volumes of higher margin internally developed reliability products that have little or no royalty or licensing components and the benefit of converting some of the Company's installed base from QualixHA that had a royalty component, to QualixHA+ with no royalty component. This conversion generated an immediate gross margin benefit approximating 12% of reliability software revenues for the quarter; the Company does not expect to realize cost benefits from similar conversions in the future.

  Cost of Other Products. Cost of other products as a percentage of other product revenues increased to 72% in the first quarter of fiscal 1998 from 69% in the first quarter of the prior year. This slight increase is attributable to the increased demand for lower margin products. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on the higher margin reliability products.

  Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting as a percentage of support, maintenance and consulting revenues increased to 36% for the first quarter of fiscal 1998 from 35% for the same period of 1997. This slight increase is primarily the result of increases in the Company's support staff.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased to $4,319,000 in the first quarter of fiscal 1998 from $2,142,000 for the same period of 1997, an increase of $2,177,000, or 102%. These expenses increased as a percentage of total net revenues to 53% in the first quarter of fiscal 1998 from 31% in the first quarter of 1997. This increase on an absolute and percentage basis was primarily a result of the expanded infrastructure to support the Company's growing global presence, including the opening of twelve new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities. The Company's sales and marketing head count has increased from 50 to 103 from September 30, 1996 to September 30, 1997.

  General and Administrative. General and administrative expenses increased to $1,014,000 in the first quarter of fiscal 1998 from $481,000 for the same period of 1997, an increase of $533,000, or 111%. As a percentage of total net revenues, these expenses increased to 12% in the first quarter of fiscal 1998 from 7% in the first quarter of 1997. This increase in absolute dollars is primarily a result of increased staffing and related costs required to manage and support the Company's growth as well as increases in depreciation expense, bad debt reserves and other costs associated with business expansion.

  Research and Development. Research and development expenses increased to $848,000 in the first quarter of fiscal 1998 from $422,000 for the same period of 1997, an increase of $426,000, or 101%. This increase was primarily attributable to increased staffing and related expenses required to support new product development activities, including developing version 2.0 of QualixHA+, version 3.0 of OctopusHA+, and Qualix DataStar, the Company's UNIX remote data mirroring application.

  Merger Expenses. Merger expenses of $595,000 were incurred in connection with the acquisition of Octopus Technologies in the quarter ended September 30, 1996. Merger expenses consisted primarily of investment banking, legal and accounting fees.

   Interest Income and Expense, net. Interest income (expense), net, increased to $248,000 in the first quarter of fiscal 1998 from $21,000 for the same period of 1997, an increase of $227,000, or 1,081%. This increase reflects higher average investment balances largely attributable to the proceeds from the Company's initial public offering in February 1997.

  Provision For Income Taxes. The Company recorded no provision for income taxes in the quarter ended September 30, 1997 due to the benefit attributable to tax assets not recognized previously due to uncertainty with respect to recovery. For the same period in the prior fiscal year, the Company recorded no provision as the Company had taxable losses for which no benefit was recognized.

  Net Income. Net income for the period was $37,000 or $0.00 per share, compared to net income of $1,079,000 or $0.10 per share for the three months ended June 30, 1997. In addition to the increases in General and Administrative expenses and Research and Development expenses associated with the Company's growth, during the quarter ended September 30, 1997, the Company made significant investments in expanding its field sales force, increasing headcount by more than 40%. Since the sales cycle for the Company's products typically exceeds 90 days, the incremental costs associated with the additional sales personnel exceeded the revenue which they generated during the period.



LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1997, the Company had $18,188,000 in cash, cash equivalents and temporary cash investments, compared to $19,158,000 at June 30, 1997, a decrease of $970,000, or 5%. At September 30, 1997, the Company had working capital of $18,720,000 compared to $18,735,000 at June 30, 1997.

  Cash Flows From Operating Activities. The Company's operating activities used cash of $761,000 in the first three months of fiscal 1998 and generated cash of $590,000 in the same period of the prior year. Cash used in operating activities for the three months ended September 30, 1997 is attributed principally to the income from operations offset by increases in accounts receivable and other assets and decreases in deferred revenues and advances and accounts payable and other accrued liabilities. During the comparable period of fiscal 1997, cash provided by operating activities was attributable to increases in accounts payable and accrued liabilities and deferred revenues and advances, offset by a loss from operations and increases in accounts receivable and other assets. The increases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

  Cash Flows From Investing Activities and Financing Activities. Investing activities used $4,135,000 in the first three months of fiscal 1998 and $168,000 in the same period of the prior year. Included in these totals are the net cash provided or used by the purchase and maturities of temporary cash investments and purchases of property and equipment. The Company purchased $6,594,000 of temporary cash investments in the first three months of fiscal 1998 and generated $2,946,000 of cash through maturities of temporary cash investments during the first three months of fiscal 1998. The Company used $487,000 and $168,000 of cash during the first three months of fiscal 1998 and 1997, respectively, to purchase property and equipment. Net cash provided by financing activities was $236,000 and $8,000 in the first three months of fiscal 1998 and 1997, respectively. The increase was primarily provided by proceeds from the issuance of common stock.

  The Company believes that cash flow from operations, existing cash balances and temporary cash investments will be sufficient to meet its working capital requirements for at least the next 12 months. However, if the available funds and cash generated from operations are insufficient to satisfy the Company's cash needs, the Company may be required to sell additional equity or convertible debt securities. There can be no assurance that the Company will be able to sell such securities. Moreover, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.


RISK FACTORS

  Recent Transition to New Business Model. The Company originally began operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a core software engine licensed from Veritas. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. The Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing QualixHA in February 1997. There can be no assurance that the Company will successfully implement this strategy. The Company's future profitability, if any, will be heavily dependent on the successful development and/or acquisition, introduction and enhancement of its own reliability products. See "-- Dependence on Qualix Direct" and "-- Uncertainty of Success of Recently Introduced and Planned Products."

  Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including the size and timing of orders; lengthy sales cycles; customer budget changes; introduction or enhancement of products by the Company or its competitors; expansion of the Company's field sales force; changes in pricing policy of the Company or its competitors; the mix of products sold, including particularly the mix of owned, licensed and resold products; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop or acquire, introduce and market new products; quality control of products sold; market readiness to deploy reliability products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of sales channels; acquisition costs or other nonrecurring charges in connection with the acquisition of companies, products or technologies; and general economic conditions. The Company's operating results have historically fluctuated significantly as a result of nonrecurring items, including $595,000 of nonrecurring merger expenses relating to the Octopus Technologies merger in the quarter ended September 30, 1996.

  The Company believes that operating results over at least the next few quarters will be particularly dependent upon achieving significant market acceptance of its OctopusHA+ and QualixHA+ products, the amount of any price reduction for such products, the timing of large orders for such products, the level of revenues from lower margin products resold through the Qualix Direct telesales organization and the level of research and development expenses in connection with the Company's ongoing and planned product development program. The Company's gross margin will be affected by a number of factors, including the mix of owned, licensed and resold products, the percentage of total revenue from service contracts, product pricing, the percentage of total revenue from direct sales and indirect distribution channels and the percentage of sales by the Qualix Direct telesales organization. Internally developed or acquired products generally have higher gross margins than licensed products because lower or no royalties must be paid. Service revenues generally have lower margins than revenues from sales of owned products because of the costs incurred to generate service revenues. Revenues from products resold by the Qualix Direct telesales organization generally have lower gross margins than revenues from owned and licensed products sold by the Company's other direct and indirect distribution channels.

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

  Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 29% and 33% of total revenue in the first quarter of fiscal 1998 and fiscal 1997, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company sells its lower priced reliability products through Qualix Direct telesales representatives, there can be no assurance that such efforts will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

  Uncertainty of Success of Recently Introduced and Planned Products. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from higher margin owned reliability software products. In August 1996, the Company acquired and introduced high availability and remote data mirroring products for Windows NT based systems upon merging with Octopus Technologies. In October 1996 introduced QualixHA+, its high availability product for UNIX based systems, which is based on an internally developed core software engine. Version 2.0 of this product, which includes a GUI and additional clustering features, commenced shipping in October, 1997. In April, 1997 the Company introduced DataStar, a network-based data duplication and remote mirroring software for UNIX environments. In July, 1997 the Company began shipping version 3.0 of OctopusHA+, its high availability and remote mirroring product for Windows NT based systems. In addition, the Company is developing additional reliability products. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. The Company needs to significantly expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects." In addition, there can be no assurance that the Company can successfully market and sell any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market and sell existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Licensed Products. The Company has historically derived a substantial majority, and expects to continue to derive a portion, of its total revenue from the sale of products that are licensed or incorporate a significant amount of technology that is licensed from third parties (collectively, "licensed products"). There are a number of disadvantages and risks associated with the sale of licensed products. The Company is frequently unable to obtain exclusive rights to sell a licensed product, in which case the Company competes against the licensor and potentially other third party licensees. The licenses are typically for a specified period. For example, the Company's right to sell FireWall-1 (and QualixHA+ for Firewalls, which incorporates FireWall-1) is subject to annual renewal. The Company must typically pay a significant per copy royalty that reduces gross margins realized by the Company from the sale of licensed products and may put the Company at a competitive disadvantage against the licensor or other third party licensees paying lower royalty rates. In addition, the Company may have little or no control over the timing, functionality and quality of enhancements and upgrades to the product and may be restricted in the method and manner, including distribution channels, by which the Company may sell the product. The Company may from time to time need to enforce its rights under licenses. See "--Legal Proceedings." Notwithstanding these factors, the Company anticipates it will derive a significant percentage of its revenues from licensed products for the foreseeable future. Any loss in the right to sell licensed products or any adverse change in the terms upon which it sells licensed products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Need to Expand Product Development and Engineering Capability. The Company's future success is critically dependent on expanding and integrating its product development and engineering capability. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products and develop new products. To successfully implement its product development program, the Company must, among other things, hire additional software engineers, continue integrating its Octopus Technologies and Anthill development teams with its QualixHA+ development team, enhance its product development policies and procedures and substantially increase expenditures on product development and engineering. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program would have a material adverse effect on its business, financial condition and results of operations.

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

  Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "-- Dependence on Qualix Direct" and "--Dependence on Licensed Products." Although the Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product, the claims in the patent application have been rejected by the U.S. Patent and Trademark Office, and there can be no assurance that a patent will be issued, that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

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

  International Sales. Net revenue from customers outside the United States was 14% of total revenue for the three months ended September 30, 1997 and also for the three months ended September 30, 1996. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

    27 --Financial Data Schedule

(b)     Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 1997.


                                                          Qualix Group, Inc.


                                      by:  /s/ Bruce C. Felt
                                           -----------------
                                           Bruce C. Felt
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           (duly authorized officer and
                                           principal financial and
                                           accounting officer)

                                 EXHIBIT INDEX


     27    --Financial Data Schedule.