Form 10-Q
period 1997-12-31
QUALIX GROUP INC
filed 1998-02-13
CIK 870345

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-17529


                               Qualix Group, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     77-0261239
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1900 S. Norfolk St., Suite 224
San Mateo, CA  94403-1151
(Address of principal executive offices)  (Zip code)

                                 (650) 572-0200
               (Registrant's telephone number including area code)

                                 Not applicable
                    (Former name, former address, and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.

Title                                                        Outstanding

Common stock-par value $0.001                                10,368,588


                               QUALIX GROUP, INC.

                                      INDEX


PART I  FINANCIAL INFORMATION
PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At December 31, 1997 and June 30, 1997...............................3

         Condensed Consolidated Statements of Operations-Quarter
         and six months ended December 31, 1997 and 1996......................4

         Condensed  Consolidated  Statements  of Cash  Flows  Six  months  ended
         December 31, 1997 and 1996...........................................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings....................................................22
Item 2.  Changes in Securities................................................22
Item 3.  Defaults Upon Senior Securities......................................22
Item 4.  Submission of Matters to a Vote of Security Holders..................22
Item 5.  Other Information....................................................23
Item 6.  Exhibits and Reports on Form 8-K.....................................23

SIGNATURES....................................................................24

Exhibit Index.................................................................25

Part I.  Financial Information

Item 1.  Financial Statements



                               QUALIX GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                   Dec 31,            June 30,
                                                     1997               1997
                                                ---------------    ---------------
                                                 (unaudited)

Assets
Current Assets:
    Cash and cash equivalents                     $      3,264       $      9,617
    Temporary cash investments                          12,178
                                                                            9,541
    Accounts receivable, net
                                                         7,995              5,147
    Other current assets
                                                           583                470
                                                ---------------    ---------------
       Total current assets                             24,020             24,775
                                                ---------------    ---------------
Property and equipment, net
                                                         2,328              1,559
                                                ---------------    ---------------
                                                ===============    ===============
       Total assets                               $     26,348       $     26,334
                                                ===============    ===============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable and accrued liabilities      $      4,344       $      4,119
    Deferred revenue and advances
                                                         1,919              1,795
    Current portion of long-term obligations
                                                           129                126
                                                ---------------    ---------------
       Total current liabilities
                                                         6,392              6,040
                                                ---------------    ---------------
Long-term obligations
                                                           202                191
Stockholders' Equity                                    19,754             20,103
                                                ---------------    ---------------
                                                ===============    ===============
       Total liabilities and stockholders'        $     26,348       $     26,334
       equity
                                                ===============    ===============


See accompanying notes to condensed consolidated financial statements.

                              QUALIX GROUP, INC.
               Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts; unaudited)

                                                         Quarter Ended                 Six Months Ended
                                                         December 31,                    December 31,
                                                 ------------------------------  ------------------------------
                                                     1997            1996             1997           1996
                                                 --------------  --------------  --------------- --------------

Revenue:
    Reliability software                           $     5,541     $     4,161     $     10,047    $     7,858
    Other products                                       2,227           2,659                           4,947
                                                                                          4,613
    Support, maintenance and consulting                  1,524           1,280                           2,244
                                                                                          2,857
                                                 --------------  --------------  --------------- --------------
       Total revenue                                     9,292           8,100           17,517         15,049
                                                 --------------  --------------  --------------- --------------

Cost of revenue:
    Cost of reliability software                                                                         2,457
                                                           438             916              502
    Cost of other products                               1,611           1,854                           3,440
                                                                                          3,319
    Cost of support, maintenance and consulting
                                                           516             492              999            833
                                                 --------------  --------------  --------------- --------------
       Total cost of revenue                             2,565           3,262                           6,730
                                                                                          4,820
                                                 --------------  --------------  --------------- --------------
                                                 --------------  ----------------------------------------------
Gross profit                                             6,727           4,838           12,697          8,319
                                                 --------------  ----------------------------------------------
Operating expenses:
    Sales and marketing                                  5,507           2,659                           4,801
                                                                                          9,826
    General and administrative                           1,158                                           1,264
                                                                           783            2,172
    Research and development
                                                           931             556            1,779            978
    Merger expenses
                                                             -               -                -            595
                                                 --------------  --------------  --------------- --------------
       Total operating expenses                          7,596           3,998           13,777          7,638
                                                 --------------  ----------------------------------------------
Income (Loss) from operations
                                                         (869)             840          (1,080)            681
Other income, net
                                                           212              10              460             31
                                                 --------------  --------------  --------------- --------------
Income (loss) before income taxes
                                                         (657)             850            (620)            712
Provision for income taxes
                                                             -               -                -              1
                                                 --------------  --------------  --------------- --------------
                                                 ==============  ==============================================
       Net income (loss)                          $      (657)     $       850                $    $       711
                                                                                          (620)
                                                 ==============  ==============================================
Net income (loss) per share, basic                $     (0.06)     $      0.17                $    $      0.16
                                                                                         (0.06)
                                                 ==============  ==============================================
Shares used in per share computation                    10,367           5,017           10,346          4,437
                                                 ==============  ==============  =============== ==============

Net income (loss) per share, diluted              $     (0.06)     $      0.10                $    $      0.08
                                                                                         (0.06)
                                                 ==============  ==============  =============== ==============
Shares used in per share computation                    10,491           8,381           10,604          8,370
                                                 ==============  ==============  =============== ==============

    See accompanying notes to condensed consolidated financial statements.

                                        QUALIX GROUP, INC.
                         Condensed Consolidated Statements of Cash Flows
                                    (in thousands, unaudited)


                                                                           Six Months Ended
                                                                             December 31,
                                                                    -------------------------------
                                                                        1997             1996
                                                                    --------------   --------------

Cash flows from operating activities:
   Net income (loss)                                                 $      (620)      $       711
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization
                                                                              343               85
     Amortization of discount on long-term obligations
                                                                               14                -
     Changes in:
       Accounts receivable                                                (2,848)          (1,452)
       Other current assets
                                                                            (113)            (445)
       Accounts payable and accrued liabilities                                              1,220
                                                                              225
       Deferred revenue and advances
                                                                              124              354
       Liability under employment termination agreement
                                                                                -             (98)
                                                                    --------------   --------------
     Net cash provided by (used in) operating activities                  (2,875)
                                                                                               375
                                                                    --------------   --------------

Cash flows from investing activities:
   Purchases of property and equipment, net                               (1,112)
                                                                                             (508)
   Purchase of temporary cash investments                                 (8,342)
                                                                                                 -
   Proceeds from maturity of temporary cash investments                     5,737
                                                                                                 -
                                                                    --------------   --------------
     Net cash used in investing activities                                (3,717)
                                                                                             (508)
                                                                    --------------   --------------

Cash flows from financing activities:
   Issuance of long-term obligations, net
                                                                                -               17
   Proceeds from issuance of common stock, net
                                                                              239               98
                                                                    --------------   --------------
     Net cash provided by financing activities
                                                                              239              115
                                                                    --------------   --------------

Net decrease in cash and cash equivalents                                 (6,353)
                                                                                              (18)
Cash and cash equivalents, beginning of year                                9,617            3,102
                                                                    --------------   --------------
                                                                    ==============   ==============
Cash and cash equivalents, end of period                              $     3,264      $     3,084
                                                                    ==============   ==============

Noncash investing and financing activities:
   Net unrealized gain (loss) on investment
                                                                             (32)              375
                                                                    ==============   ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest
                                                                    -                -
                                                                    ==============   ==============
   Cash paid during the period for income taxes                                                 54
                                                                              109
                                                                    ==============   ==============


See accompanying notes to condensed consolidated financial statements.

                               QUALIX GROUP, INC.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation

     Effective February 12, 1997, the Company completed its initial public offering. The accompanying interim condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

     The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

2.  Net Income (Loss) Per Share

         The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) during the current quarter and has restated all prior periods to conform with this statement. SFAS 128 replaces previous earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share.

         Net income (loss) per basic share has been computed based upon the weighted average number of common shares outstanding for the periods presented.

         For diluted earnings per share, shares used in the per share computation include weighted average common and common equivalent shares outstanding. Common equivalent shares consist of shares issuable upon the assumed exercise of dilutive stock options and totaled 124,000 and 31,000 for the quarters ended December 31, 1997 and 1996, respectively, and 258,000 and 75,000 for the six months ended December 31, 1997 and 1996, respectively.

           Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, all outstanding preferred stock and warrants that were converted into common stock in the initial public offering are included in the computation as common equivalent shares when the effect is dilutive. Prior to the Company's initial public offering in February 1997, common equivalent shares include preferred stock and certain warrants (using the "if converted" method) totaling 3,043,000 and 3,570,000 shares for the quarter and for the six month period ended December 31, 1997, respectively. Additionally, all common and common equivalent shares issued within the 12 months preceding the initial filing date are included and totaled 288,000 shares both for the quarter and for the six month period ended December 31, 1996.

3.  Effects of Recent Accounting Pronouncement

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


Overview

     Qualix is a leading provider of reliability software for UNIX and Windows NT applications and servers in distributed computing environments. The Company's reliability solutions are designed to minimize the impact of system failures on business-critical applications. The Company offers software products for high availability and storage management. Although a substantial majority of the Company's historical revenue has come from products licensed from third parties, the Company now focuses its sales and marketing efforts on higher margin internally developed or acquired products. See "Risk Factors - Recent Transition to New Business Model."

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


Results of Operations

Total Revenues

     Total revenues increased to $9,292,000 in the second quarter of fiscal 1998 from $8,100,000 for the same period of fiscal 1997, an increase of $1,192,000, or 15%. Total revenues for the six months ended December 31, 1997 increased $2,468,000, or 16% from the comparable prior year period.

     Reliability Software. Reliability software revenues increased to $5,541,000 in the second quarter of fiscal 1998, from $4,161,000 for the comparable period in the prior year, an increase of $1,380,000, or 33%; reliability software revenues for the six months ended December 31, 1997 increased to $10,047,000 from $7,858,000 for the six months ended December 31, 1996, an increase of 28%. These increases are primarily due to the Company's success in closing large licensing transactions during the quarter ended December 31, 1997, the increase in sales personnel and the expansion of the field sales and telemarketing organization. The Company recognized $1.1 million in product revenue for its QualixHA+ Unix high availability product as part of one enterprise license agreement. Such large transactions reflect the continuing broad market acceptance of high availability products for the UNIX and Windows NT operating environments and the focus of the Company's sales force on enterprise-wide license agreements and larger transaction sizes. The timing of large sales can cause significant fluctuations in the Company's operating results. See "Risk Factors--Risk of Significant Fluctuations in Quarterly Operating Results."

     Other Products. Revenue from the sale of other products decreased to $2,227,000 in the second quarter and $4,613,000 for the six months ended December 31, 1997 from $2,659,000 and $4,947,000, respectively, for the same periods of fiscal 1997, decreases of $432,000 or 16% and $334,000 or 7%, respectively. These decreases are attributable to Qualix Direct's continued focus on the sales of the Company's internally developed higher margin reliability products and to its de-emphasis on the sales of third party products.

     Support, Maintenance and Consulting. Support, maintenance and consulting revenue, primarily derived from annual maintenance agreements and training, increased to $1,524,000 in the second quarter of fiscal 1998 from $1,280,000 for the same period of fiscal 1997, an increase of $244,000, or 19%. Support, maintenance and consulting revenue increased to $2,857,000 in the first six months of fiscal 1998 from $2,244,000 for the same period in fiscal 1997, an increase of 27%. The increases in support, maintenance and consulting are primarily attributable to increased sales of support contracts into the Octopus installed base which historically had purchased minimal amounts of support.


     Cost of Revenues

     Cost of revenues decreased to $2,565,000 in the second quarter of fiscal 1998 from $3,262,000 for the same period of 1997, a decrease of $697,000, or 21%. Cost of revenues decreased to $4,820,000 in the first six months of fiscal 1998 from $6,730,000 for the same period of fiscal 1997, a decrease of 28%.

     Cost of Reliability Software. Cost of reliability software as a percentage of reliability software revenues decreased to 8% in the second quarter of fiscal 1998 from 22% in the second quarter of 1997 and to 5% from 31% for the first six months of the respective fiscal years. These decreases are primarily due to increased sales volumes of higher margin internally developed reliability products that have little or no royalty or licensing components.

     Cost of Other Products. Cost of other products as a percentage of other product revenues increased to 72% in the second quarter and in the first six months of fiscal 1998 from 70% in the second quarter and in the first six months of the prior year. These slight increases are attributable to the increased demand for lower margin products. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on the higher margin reliability products.

     Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting as a percentage of support, maintenance and consulting revenues decreased to 34% for the second quarter of fiscal 1998 from 38% for the same period of 1997. Cost of support, maintenance and consulting decreased to 35% of support, maintenance and consulting revenues for the first six months of fiscal 1998 compared to 37% for the comparable period in 1997. These decreases are primarily the result of increased revenues while associated cost levels remained stable.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $5,507,000 in the second quarter of fiscal 1998 from $2,659,000 for the same period of 1997, an increase of $2,848,000, or 107%. Sales and marketing expenses increased to $9,826,000 in the first six months of fiscal 1998 from $4,801,000 for the same period of 1997, an increase of $5,025,000 or 105%. These expenses increased as a percentage of total net revenues to 59% in the second quarter of fiscal 1998 from 33% in the second quarter of 1997. This increase on an absolute and percentage basis was primarily a result of the expanded sales infrastructure, including the opening of eleven new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities. The Company's sales and marketing head count has increased from 99 to 171 from December 31, 1996 to December 31, 1997, including an increase of 48 personnel in the first six months of fiscal 1998. Sales productivity levels declined in the first and second quarters of fiscal 1998 as a result of adding new sales personnel. The Company's ability to increase revenues and improve operating results depends significantly on improving sales productivity levels. The Company believes that sales and marketing expenses will increase during the remainder of fiscal 1998 as the Company continues to expand its sales and marketing staff.

     General and Administrative. General and administrative expenses increased to $1,158,000 in the second quarter of fiscal 1998 from $783,000 for the same period of 1997, an increase of $375,000, or 48%. These expenses increased to $2,172,000 in the first six months of fiscal 1998 from $1,264,000 for the same period of fiscal 1997, an increase of $908,000, or 72%. As a percentage of total net revenues, these expenses increased to 12% in the first six months of fiscal 1998 from 8% in the comparable period of 1997. The increase in absolute dollars is primarily a result of increased staffing and related costs required to manage and support the Company's operations as well as increases in depreciation expense and other costs associated with business expansion. The Company expects that general and administrative expenses will increase during the remainder of fiscal 1998 in direct correlation with the expansion of the Company's operations.

     Research and Development. Research and development expenses increased to $931,000 in the second quarter of fiscal 1998 from $556,000 for the same period of 1997, an increase of $375,000, or 67%. Research and development expenses increased to $1,779,000 in the first six months of fiscal 1998 from $978,000 in the first half of fiscal 1997, an increase of $801,000 or 82%. This increase was primarily attributable to increased staffing and related expenses required to support product development activities, including developing a future release of QualixHA+, version 3.1 of OctopusHA+, and version 1.4 of Qualix DataStar, the Company's UNIX remote data mirroring application. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase during the remainder of fiscal 1998.

     Merger Expenses. Merger expenses of $595,000 were incurred in connection with the acquisition of Octopus Technologies during the six months ended December 31, 1996. Merger expenses consisted primarily of investment banking, legal and accounting fees.

      Other Income and Expense, net. Other income (expense), net, increased to $212,000 in the second quarter of fiscal 1998 from $10,000 for the same period of 1997, an increase of $212,000, or 2,020%. This increase reflects higher average investment balances largely attributable to the proceeds from the Company's initial public offering in February 1997.

     Provision For Income Taxes. The Company recorded no provision for income taxes for the second quarter and first six months of fiscal 1998 and a minimal provision for the same periods in the prior fiscal year because the Company had taxable losses for which no significant benefit was recognized.

         Net Income(Loss). Net loss for the quarter was $(657,000) or $(0.06) per share, diluted, compared to net income of $850,000 or $0.10 per share, diluted, for the comparable period in the prior fiscal year. In addition to the increases in general and administrative expenses and research and development expenses associated with the Company's growth, the net loss reflects the full impact of the increase in headcount in the field sales force which occurred largely midway during the first quarter of fiscal 1998, and to a lesser extent, during the second quarter of fiscal 1998.



Liquidity and Capital Resources

     At December 31, 1997, the Company had $15,442,000 in cash, cash equivalents and temporary cash investments, as compared to $19,158,000 at June 30, 1997, a decrease of $3,716,000, or 19%. At December 31, 1997, the Company had working capital of $17,628,000 compared to $18,735,000 at June 30, 1997.

     Cash Flows From Operating Activities. Cash used in operations was $2,875,000 during the first six months of fiscal 1998 which was a $3,250,000 increase from the comparable period of the prior year. This increase is attributed principally to the loss from operations plus increases in accounts receivable and other current assets and decreases in deferred revenues and advances and accounts payable and other accrued liabilities. During the comparable period of fiscal 1997, cash provided by operating activities was attributable to income from operations plus increases in accounts payable and accrued liabilities and deferred revenues and advances, offset by increases in accounts receivable and other current assets. The increases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

     Cash Flows From Investing Activities and Financing Activities. Net cash used for investing activities of $3,717,000 for the first six months of fiscal 1998 primarily consisted of $1,112,000 in purchases of property and equipment and $2,605,000 in net purchases of temporary cash investments. Net cash provided by financing activities was $239,00 for the first six months of fiscal 1998 primarily provided by proceeds from the issuance of common stock.

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


Risk Factors

     Recent Transition to New Business Model. The Company originally began operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a core software engine licensed from Veritas. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. The Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing QualixHA in February 1997. There can be no assurance that the Company will successfully implement this strategy. The Company's future profitability, if any, will be heavily dependent on the successful development and/or acquisition, introduction and enhancement of its own reliability products. See "-- Dependence on Qualix Direct" and "--Uncertainty of Success of Recently Introduced and Planned Products."

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

     The Company believes that operating results over at least the next few quarters will be particularly dependent upon achieving significant market acceptance of its OctopusHA+ and QualixHA+ products, improving the productivity of the Company's field sales force, the amount of any price reduction for such products, the timing of large orders for such products, the level of revenues from lower margin products resold through the Qualix Direct telesales organization, the level of research and development expenses in connection with the Company's ongoing and planned product development program and the level of sales and operating expenses. The Company's gross margin will be affected by a number of factors, including the mix of owned, licensed and resold products, the percentage of total revenue from service contracts, product pricing, the percentage of total revenue from direct sales and indirect distribution channels and the percentage of sales by the Qualix Direct telesales organization. Internally developed or acquired products generally have higher gross margins than licensed products because lower or no royalties must be paid. Service revenues generally have lower margins than revenues from sales of owned products because of the costs incurred to generate service revenues. Revenues from products resold by the Qualix Direct telesales organization generally have lower gross margins than revenues from owned and licensed products sold by the Company's other direct and indirect distribution channels.

     Large sales of certain reliability products, including QualixHA+, often have long cycles and are subject to a number of significant risks over which the Company has little or no control. The timing of large sales can cause significant fluctuations in the Company's operating results, particularly as the Company pursues larger licensing transactions, and delivery schedules may be canceled or delayed. Because sales orders are typically shipped shortly after receipt, order backlog as of any particular date is not necessarily indicative of the Company's future revenues. Accordingly, total revenues in any quarter are substantially dependent on orders booked and shipped during that quarter.
Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. In addition, the Company's expense levels are based in significant part on expectations as to future revenues and as a result are relatively fixed in the short run. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected, particularly because the Company relies heavily on a relatively high cost direct sales channel.

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

     Intense Competition. The market for reliability software for distributed computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products and develop new products in a timely fashion. Although the Company believes that the reliability segment of the market is in the early stages of development, the Company competes, or may compete, with four types of vendors: (i) independent vendors that provide reliability products; (ii) host-based systems management software companies migrating their products to the distributed computing market; (iii) distributed computing systems management software companies that incorporate reliability products as a part of integrated systems management solutions; and (iv) hardware and operating system vendors, including Microsoft Corporation and Sun Microsystems, that incorporate high availability solutions into their products.

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

     Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 24% and 33% of total revenue in the second quarter of fiscal 1998 and fiscal 1997, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company sells its lower priced reliability products through Qualix Direct telesales representatives, there can be no assurance that such efforts will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

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

     Need to Expand Product Development and Engineering Capability. The Company's future success is critically dependent on expanding and integrating its product development and engineering capability. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products and develop new products. To successfully implement its product development program, the Company must, among other things, hire additional software engineers, enhance its product development policies and procedures and substantially increase expenditures on product development and engineering. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program would have a material adverse effect on its business, financial condition and results of operations.

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

     Dependence on Key Personnel; Recent Management Changes; Management of Growth. The Company's future operating results depend significantly on the continued service of its key technical and senior management personnel and on its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's future success is particularly dependent on increasing its product development personnel. See "--Need to Expand Product Development and Engineering Capability." The Company has relied in the past on consultants as well as employees for its product development programs.
Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting or retaining other highly qualified technical and managerial employees and consultants in the future. The Company has at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. If the Company were to experience such difficulties in the future, it may have a material adverse effect on the Company's business, financial condition and results of operations. The Company recently hired a Senior Vice President of Field Sales Operations and an acting Vice President of Marketing to replace senior management personnel who have left the Company. Additionally, the Company has hired a Vice President for Human Resources. If these new executives do not integrate effectively into the Company's management and operations it would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its future growth, if any, effectively, the Company must continue to strengthen its operational, financial and management information systems and expand, train and manage its employee work force. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." The Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product and has recently received the official Notice of Allowance regarding that application However, there can be no assurance that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

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

     International Sales. Net revenue from customers outside the United States was 21% of total revenue for the three months ended December 31, 1997 and 1996. In the 1997 quarter, 3.6% of total revenue was generated in Asia. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations. Although the company has been unaffected to date, economic volatility in Asia and other parts of the world may have a significant impact on future performance of the Company.

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

     Year 2000 Compliance. The Company has, and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

     Potential Volatility of Stock Price. The Company completed its initial public offering in February 1997. As a newly public company, the market price for the Company's stock has been subject to significant fluctuations and may experience significant volatility in the future. The Company believes that factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the distributed computing environment and other technology industries, general market conditions and other factors may affect the market price for the Company's stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Control by Directors, Executive Officers and Principal Stockholders. The present directors, executive officers and principal stockholders, and their affiliates and related persons, beneficially own approximately 32% of the outstanding shares of the Company's Common Stock. These stockholders are able to elect all of the Company's directors, have the voting power to approve all matters requiring stockholder approval, and continue to exert significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

         Not applicable.

Item 2. Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

         (a)      The Annual Meeting of Stockholders was held on November 12,
                  1997.
         (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:
                  Richard G. Thau
                  Jean A. Kovacs
                  Louis C. Cole
                  William Hart
                  William D. Jobe
                  Charles L. Minter
                  Peter L. Wolken

         (c) Other matters voted upon at the stockholders meeting were:

                  Item No. 2, Approval of amendment to 1997 Stock Option Plan; Item No. 3, Ratification of the appointment of Deloitte & Touche LLP as the company's independent public accountants for the fiscal year ending June 30, 1998.

         Shares of Common Stock were voted as follows:

         Item No. 1                         (Election of Board of Directors)
                                                     Total Vote For             Total Vote Withheld
                                                     Each Director                  Each Director
         Richard G. Thau                                8,900,495                        232,698
         Jean A. Kovacs                                 8,867,784                        265,409
         Louis C. Cole                                  8,897,495                        235,698
         William Hart                                   8,897,495                        235,698
         William D. Jobe                                8,897,495                        235,698
         Charles L. Minter                              8,892,923                        240,270
         Peter L. Wolken                                8,897,495                        235,698


                                                     For               Against          Abstain           No Vote


         Item No. 2
         Amendment to 1997 Stock
         Option Plan                                 8,744,244         266,009          79,867            43,073

         Item No. 3
         Ratification of Independent
         Public Accountants                          9,109,659         7,000            16,534            0


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

10.26 --Letter employment agreement between Registrant and David Malmstedt dated December 23, 1997.

10.27 --Letter employment agreement between Registrant and Dan Kingman dated December 24, 1997.

10.28+ --Enterprise License Agreement between the Company and Federal Express Corporation dated December 10, 1997.


27       --Financial Data Schedule.


+        Confidential treatment requested.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Qualix Group, Inc.

February 13, 1998                    By:_/S/___________________________________
Date                                     Bruce C. Felt, Vice President, Finance
                                               and Chief Financial Officer

                     (duly authorized officer and principal
                        financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit
No.               Description

10.26 --Letter employment agreement between Registrant and David Malmstedt dated December 23, 1997.

10.27 --Letter employment agreement between Registrant and Dan Kingman dated December 24, 1997.

10.28+ --Enterprise License Agreement between the Company and Federal Express Corporation dated December 10, 1997.

27        --Financial Data Schedule.


+   Confidential treatment requested.