Form 10-Q
period 1998-03-31
QUALIX GROUP INC
filed 1998-05-14
CIK 870345

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-17529


                               Qualix Group, Inc.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     77-0261239
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

177 Bovet Road, 2nd Floor
San Mateo, CA  94404
(Address of principal executive offices)  (Zip code)

                                 (650) 572-0200
               (Registrant's telephone number including area code)

                       1900 S. Norfolk St., Suite 224 San
             Mateo, CA 94403-1151 (Former name, former address, and
                former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998.

Title                                                        Outstanding

Common stock-par value $0.001                                10,550,352

This document consists of 27 pages, of which this is page 1.

                               QUALIX GROUP, INC.

                                      INDEX


PART I  FINANCIAL INFORMATION
PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at March 31, 1998 and June 30, 1997..................................3

         Condensed Consolidated Statements of Operations-Quarter
         and nine months ended March 31, 1998 and 1997........................4

         Condensed Consolidated Statements of Cash Flows Nine months ended March
         31, 1998 and 1997....................................................5

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

SIGNATURES....................................................................24

Exhibit Index.................................................................25

Part I.  Financial Information

Item 1.  Financial Statements



                               QUALIX GROUP, INC.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                   March 31,          June 30,
                                                     1998               1997
                                                 --------------    ---------------
                                                  (unaudited)
Assets
Current Assets:
    Cash and cash equivalents                      $     8,751       $      9,617
    Temporary cash investments                           5,790              9,541
    Accounts receivable, net                             4,001              5,147
    Other current assets                                   858                470
                                                 --------------    ---------------
       Total current assets                             19,400             24,775
                                                 --------------    ---------------
Property and equipment, net                              3,310              1,559
                                                 ==============    ===============
       Total assets                                 $   22,710       $     26,334
                                                 ==============    ===============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable and accrued liabilities        $   3,677        $     4,119
    Deferred revenue and advances                       1,834              1,795
    Current portion of long-term obligations              131                126
                                                 --------------    ---------------
       Total current liabilities                        5,642              6,040
                                                 --------------    ---------------
Long-term obligations                                     207                191
Stockholders' Equity                                   16,861             20,103
                                                 ==============    ===============
Total liabilities and stockholders'equity           $  22,710       $     26,334
                                                 ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                              QUALIX GROUP, INC.
               Condensed Consolidated Statements of Operations
             (in thousands, except per share amounts; unaudited)

                                                         Quarter Ended                 Nine Months Ended
                                                           March 31,                       March 31,
                                                 ------------------------------  ------------------------------
                                                     1998            1997             1998           1997
                                                 --------------  --------------  --------------- --------------
Revenue:
    Reliability software                           $     2,783     $     4,482     $     12,830     $   12,340
    Other products                                       1,698           2,748            6,311          7,695
    Support, maintenance and consulting                  1,490           1,407            4,347          3,651
                                                 --------------  --------------  --------------- --------------
       Total revenue                                     5,971           8,637           23,488         23,686
                                                 --------------  --------------  --------------- --------------

Cost of revenue:
    Cost of reliability software                           195             693              697          3,150
    Cost of other products                               1,194           1,973            4,513          5,413
    Cost of support, maintenance and consulting            508             544            1,507          1,377
                                                 --------------  --------------  --------------- --------------
       Total cost of revenue                             1,897           3,210            6,717          9,940
                                                 --------------  --------------  --------------- --------------
Gross profit                                             4,074           5,427           16,771         13,746
                                                 --------------  --------------  --------------- ---------------
Operating expenses:
    Sales and marketing                                  4,975           3,122           14,801          7,923
    General and administrative                           1,295             730            3,467          1,994
    Research and development                             1,036             591            2,815          1,569
    Merger expenses                                          -               -                -            595
                                                 --------------  --------------  --------------- --------------
       Total operating expenses                          7,306           4,443           21,083         12,081
                                                 --------------  --------------  --------------- --------------
Income (Loss) from operations                           (3,232)            984           (4,312)         1,665
Other income, net                                          142             101              602            132
                                                 --------------  --------------  --------------- --------------
Income (loss) before income taxes                      (3,090)           1,085           (3,710)         1,797
Provision for income taxes                                   -             168                -            169
                                                 ==============  ==============  =============== ==============
       Net income (loss)                          $    (3,090)     $       917    $     (3,710)    $     1,628
                                                 ==============  ==============  =============== ==============
Net income (loss) per share, basic                $     (0.30)     $      0.12    $      (0.36)    $      0.30
                                                 ==============  ==============  =============== ==============
Shares used in per share computation, basic             10,450           7,673           10,381          5,515
                                                 ==============  ==============  =============== ==============
Net income (loss) per share, diluted              $      (0.30)    $      0.10    $      (0.36)    $      0.18
                                                 ==============  ==============  =============== ==============
Shares used in per share computation, diluted           10,450           9,205           10,381          9,146
                                                 ==============  ==============  =============== ==============

    See accompanying notes to condensed consolidated financial statements.

                                        QUALIX GROUP, INC.
                         Condensed Consolidated Statements of Cash Flows
                                    (in thousands, unaudited)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                        1998             1997
                                                                    --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                                 $    (3,710)      $     1,628

   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                            606              187
     Amortization of discount on long-term obligations                         21                -
     Forgiveness of note receivable from stockholder                            3                -

     Changes in:
       Accounts receivable                                                  1,146          (2,589)
       Other current assets                                                  (388)           (273
       Accounts payable and accrued liabilities                              (442)          2,838
       Deferred revenue and advances                                           39             517
       Liability under employment termination agreement                         -            (152)
                                                                    --------------   --------------
     Net cash provided by (used in) operating activities                  (2,725)            2,156
                                                                    --------------   --------------

Cash flows from investing activities:
   Purchases of property and equipment, net                               (2,357)          (1,283)
   Purchase of temporary cash investments                                (10,411)          (4,933)
   Proceeds from maturity of temporary cash investments                    14,205                -
                                                                    --------------   --------------
     Net cash provided by (used) in investing activities                    1,437          (6,216)
                                                                    --------------   --------------

Cash flows from financing activities:
   Repayment of capital lease obligations                                       -               (1)
   Issuance of long-term obligations, net                                       -               27
   Proceeds from issuance of common stock, net                                422           15,065
                                                                    --------------   --------------
     Net cash provided by financing activities                                422           15,091
                                                                    --------------   --------------

Net increase(decrease) in cash and cash equivalents                         (866)           11,031
Cash and cash equivalents, beginning of year                                9,617            3,102
                                                                    ==============   ==============
Cash and cash equivalents, end of period                                $   8,751      $    14,133
                                                                    ==============   ==============

Noncash investing and financing activities:
   Net unrealized (gain) loss on investment                             $     (43)    $          -
                                                                    ==============   ==============
   Issuance of common stock for stockholder notes                       $ 171,000     $          -
                                                                    ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                          $          -     $          -
                                                                    ==============   ==============
   Cash paid during the period for income taxes                       $       109     $          -
                                                                    ==============   ==============

       See accompanying notes to condensed consolidated financial statements.

                               QUALIX GROUP, INC.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation

     The Company completed its initial public offering on February 12, 1977. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of the results of any future period. The interim condensed consolidated financial statements should be read in conjunction with the June 30, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

2.  Net Income (Loss) Per Share

         Net income (loss) per basic share has been computed based upon the weighted average number of common shares outstanding for the periods presented, adjusted for contingently issuable shares.

         For diluted net income (loss) per share, shares used in the per share computation include weighted average common and potentially dilutive common shares outstanding. Potentially dilutive common shares consist of shares issuable upon the assumed exercise of dilutive stock options.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, all outstanding preferred stock and warrants that were converted into common stock in the initial public offering are included in the computation as potentially dilutive shares when the effect is dilutive. Prior to the Company's initial public offering in February 1997, potentially dilutive shares include preferred stock and certain warrants (using the "if converted" method) totaling 1,532,000 and 2,907,000 shares for the quarter and for the nine month period ended March 31, 1997, respectively. Additionally, all common and potentially dilutive shares issued within the 12 months preceding the initial filing date are included and totaled 192,000 shares both for the quarter and for the nine month period ended March 31, 1997.

3.  Effects of Recent Accounting Pronouncement

          In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company beginning July 1, 1998, with earlier application permitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Form 10-Q contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed under the heading "Risk Factors" contained herein and in the Company's other reports and filings with the Securities and Exchange Commission ("SEC"), including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The actual results that the Company achieves may differ materially and adversely from any anticipated results described in the forward-looking statements due to such risks and uncertainties.

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


Overview

     Qualix is a leading provider of reliability software for UNIX and Windows NT applications and servers in distributed computing environments. The Company's reliability solutions are designed to minimize the impact of system failures on business-critical applications. The Company offers software products for high availability and data protection. Although a substantial majority of the Company's historical revenue has come from products licensed from third parties, the Company now focuses its sales and marketing efforts on higher margin internally developed or acquired products. See "Risk Factors - Recent Transition to New Business Model."

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

Results of Operations

Total Revenues

     Total revenues decreased to $5,971,000 in the third quarter of fiscal 1998 from $8,637,000 for the same period of fiscal 1997, a decrease of $2,666,000, or 31%. Total revenues for the nine months ended March 31, 1998 decreased $198,000, or 1% from the comparable prior year period.

Reliability Software. Reliability software revenues decreased to $2,783,000 in the third quarter of fiscal 1998, from $4,482,000 for the comparable period in the prior year, a decrease of $1,699,000, or 38%; reliability software revenues for the nine months ended March 31, 1998 increased to $12,830,000 from $12,340,000 for the nine months ended March 31, 1997, an increase of 4%. The decrease from the comparable quarter in the prior year is attributable to the continuing decline in sales force productivity during the quarter. Sales productivity levels declined in the first three quarters of fiscal 1998 as a result of adding new sales personnel without a corresponding increase in revenue. The Company's ability to increase revenues and improve operating results in future periods depends significantly on improving sales productivity levels.

The small increase over the nine months ended March 31, 1997 is primarily due to the Company's success in closing large licensing transactions during the quarter ended December 31, 1997, and also reflects the continuing broad market acceptance of high availability products for the UNIX and Windows NT operating environments and the expansion of the field sales and telemarketing organization. Large transactions also reflect the focus of the Company's sales force on enterprise-wide license agreements and larger transaction sizes. The timing of large sales can cause significant fluctuations in the Company's operating results. See "Risk Factors--Risk of Significant Fluctuations in Quarterly Operating Results."

     Other Products. Revenue from the sale of other products decreased to $1,698,000 in the third quarter and $6,311,000 for the nine months ended March 31, 1998 from $2,748,000 and $7,695,000, respectively, for the same periods of fiscal 1997. These decreases of $1,050,000 or 38% and $1,384,000 or 18% are attributable to Qualix's continued focus on the sales of the Company's internally developed higher margin reliability products as compared to third party products.

     Support, Maintenance and Consulting. Support, maintenance and consulting revenue, primarily derived from annual maintenance agreements and training, increased to $1,490,000 in the third quarter of fiscal 1998 from $1,407,000 for the same period of fiscal 1997, an increase of $83,000, or 6%. Support, maintenance and consulting revenue increased to $4,347,000 in the first nine months of fiscal 1998 from $3,651,000 for the same period in fiscal 1997, an increase of $696,000 or 19%. The increases in support, maintenance and consulting are primarily attributable to increases in the installed base generating increased sales of support contracts.


     Cost of Revenues

     Cost of revenues decreased to $1,897,000 in the third quarter of fiscal 1998 from $3,210,000 for the same period of 1997, a decrease of $1,313,000, or 41%. Cost of revenues decreased to $6,717,000 in the first nine months of fiscal 1998 from $9,940,000 for the same period of fiscal 1997, a decrease of 32%.

     Cost of Reliability Software. Cost of reliability software as a percentage of reliability software revenues decreased to 7% in the third quarter of fiscal 1998 from 15% in the third quarter of 1997 and to 5% from 26% for the first nine months of the respective fiscal years. These decreases are primarily due to increased sales volumes of higher margin internally developed reliability products that have little or no royalty or licensing components.

     Cost of Other Products. Cost of other products as a percentage of other product revenues decreased to 70% in the third quarter from 72% in the third quarter of 1997 and increased in the first nine months of fiscal 1998 to 72% from 70% in the first nine months of the prior year. The slight increase for the comparable nine month periods is attributable to the increased demand for lower margin products. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on the higher margin reliability products and adjustments to the product offerings during the quarter.

     Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting as a percentage of support, maintenance and consulting revenues decreased to 34% for the third quarter of fiscal 1998 from 39% for the same period of 1997. Cost of support, maintenance and consulting decreased to 35% of support, maintenance and consulting revenues for the first nine months of fiscal 1998 compared to 38% for the comparable period in 1997. These decreases are primarily the result of increased revenues while associated cost levels remained relatively stable.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $4,975,000 in the third quarter of fiscal 1998 from $3,122,000 for the same period of 1997, an increase of $1,853,000, or 59%. Sales and marketing expenses increased to $14,801,000 in the first nine months of fiscal 1998 from $7,923,000 for the same period of 1997, an increase of $6,878,000 or 87%. These expenses increased as a percentage of total net revenues to 83% in the third quarter of fiscal 1998 from 36% in the third quarter of 1997. This increase on an absolute and percentage basis was primarily a result of the expansion in sales infrastructure, including the opening of 8 new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities. The Company's sales and marketing head count has increased from 66 to 94 from March 31, 1997 to March 31, 1998. Sales productivity levels declined in the first nine months of fiscal 1998 as a result of adding new sales personnel. The Company's ability to increase revenues and improve operating results depends significantly on improving sales productivity levels. The Company believes that sales and marketing expense levels will remain stable on an absolute dollar basis during the remainder of fiscal 1998 as the Company continues to adjust the levels of its sales and marketing staff.

     General and Administrative. General and administrative expenses increased to $1,295,000 in the third quarter of fiscal 1998 from $730,000 for the same period of 1997, an increase of $565,000, or 77%. These expenses increased to $3,467,000 in the first nine months of fiscal 1998 from $1,994,000 for the same period of fiscal 1997, an increase of $1,473,000, or 74%. As a percentage of total net revenues, these expenses increased to 15% in the first nine months of fiscal 1998 from 8% in the comparable period of 1997. The increase in absolute dollars is primarily a result of increased staffing and related costs required to manage and support the Company's operations as well as increases in depreciation expense and other costs associated with business expansion in addition to the incremental costs associated with being a public company. The Company expects that general and administrative expenses will increase during the remainder of fiscal 1998 in direct correlation with the expansion of the Company's operations.

     Research and Development. Research and development expenses increased to $1,036,000 in the third quarter of fiscal 1998 from $591,000 for the same period of 1997, an increase of $445,000, or 75%. Research and development expenses increased to $2,815,000 in the first nine months of fiscal 1998 from $1,569,000 in the first nine months of fiscal 1997, an increase of $1,246,000 or 79%. This increase was primarily attributable to increased staffing and related expenses required to support product development activities, including developing a future release of QualixHA+, version 3.1 of OctopusHA+, and version 1.4 of Qualix DataStar, the Company's UNIX remote data mirroring application. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase during the remainder of fiscal 1998.

     Merger Expenses. Merger expenses of $595,000 were incurred in connection with the acquisition of Octopus Technologies during the nine months ended March 31, 1997. Merger expenses consisted primarily of investment banking, legal and accounting fees.

      Other Income, net. Other income increased to $142,000 in the third quarter of fiscal 1998 from $101,000 for the same period of 1997, an increase of $41,000, or 41%. This increase reflects higher average investment balances largely attributable to the proceeds from the Company's initial public offering in February 1997.

     Provision For Income Taxes. The Company recorded no provision for income taxes for the third quarter and first nine months of fiscal 1998 and a provision of $168,000 and $169,000, respectively, for the same periods in the prior fiscal year as the Company had taxable losses for which no significant benefit was recognized.

     Net Income(Loss). Net loss for the quarter ended March 31, 1998 was $(3,090,000) or $(0.30) per share, diluted, compared to net income of $917,000 or $0.10 per share, diluted, for the comparable period in the prior fiscal year. In addition to the increases in general and administrative expenses and research and development expenses associated with the Company's growth, the net loss reflects the full impact of the increase in headcount in the field sales force and related loss in sales force productivity which occurred primarily during the first quarter of fiscal 1998, and to a lesser extent, during the second quarter of fiscal 1998.



Liquidity and Capital Resources

At March 31, 1998, the Company had $14,541,000 in cash, cash equivalents and temporary cash investments, as compared to $19,158,000 at June 30, 1997, a decrease of $4,617,000, or 24%. At March 31, 1998, the Company had working capital of $13,758,000 compared to $18,735,000 at June 30, 1997.

     Cash Flows From Operating Activities. Cash used in operations was $2,725,000 during the first nine months of fiscal 1998 which was a $4,881,000 increase from the comparable period of the prior year. This increase is attributed principally to the loss from operations plus increases in other current assets and a decrease in accounts payable and accrued liabilities offset by a decrease in accounts receivable and an increase in depreciation and amortization. During the comparable period of fiscal 1997, cash provided by operating activities was attributable to income from operations plus increases in accounts payable and accrued liabilities and deferred revenues and advances, offset by increases in accounts receivable and other current assets. The increases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

     Cash Flows From Investing Activities and Financing Activities. Net cash generated by investing activities of $1,437,000 for the first nine months of fiscal 1998 primarily consisted of $2,357,000 in purchases of property and equipment and $10,411,000 in net purchases of temporary cash investments offset by proceeds from maturity of temporary cash investments of $14,205,000. Net cash used by investing and financing activities was $8,875,000 for the first nine months of fiscal 1997 provided by $15,065,000 in proceeds from the sale of common stock and purchases of property and equipment amounting to $1,283,000 plus purchases of temporary cash investments aggregating $4,933,000.

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


Risk Factors

Recent Transition to New Business Model. The Company originally began operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a core software engine licensed from Veritas. In August 1996, the Company merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, which is based on an internally developed core software engine. The Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing QualixHA in February 1997. As an evolution of this strategy, the Company intends to emphasize sales to the enterprise and has made and intends to make certain changes in management, its sales force and product design. There can be no assurance that the Company will successfully implement this strategy. The Company's future profitability, if any, will be heavily dependent on the successful development and/or acquisition, introduction and enhancement of its own reliability products. See "-- Dependence on Qualix Direct," "--Uncertainty of Success of Recently Introduced and Planned Products" and "Dependence on Key Personnel; Recent Management Changes; Management of Growth."

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

     Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 28% and 32% of total revenue in the third quarter of fiscal 1998 and fiscal 1997, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company sells its lower priced reliability products through Qualix Direct telesales representatives, there can be no assurance that such efforts will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

     Uncertainty of Success of Recently Introduced and Planned Products. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from higher margin owned reliability software products. In August 1996, the Company acquired and introduced high availability and remote data mirroring products for Windows NT based systems upon merging with Octopus Technologies. In October 1996, the Company introduced QualixHA+, its high availability product for UNIX based systems, which is based on an internally developed core software engine. Version 2.0 of this product, which includes a GUI and additional clustering features, commenced shipping in October, 1997. In April, 1997 the Company introduced DataStar, a network-based data duplication and remote mirroring software for UNIX environments. In July, 1997 the Company began shipping version 3.0 of OctopusHA+, its high availability and remote mirroring product for Windows NT based systems. In addition, the Company is developing additional reliability products. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. The Company needs to significantly expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects." In addition, there can be no assurance that the Company can successfully market and sell any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market and sell existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Need to Expand Product Development and Engineering Capability. The Company's future success is critically dependent on retaining and integrating its product development and engineering capability. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products and develop new products. To successfully implement its product development program, the Company must, among other things, hire additional software engineers, enhance its product development policies and procedures and substantially increase expenditures on product development and engineering. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program would have a material adverse effect on its business, financial condition and results of operations.

     Dependence on Indirect Distribution Channels. An important element of the Company's sales and marketing strategy is to continue to sell its products and services through indirect distribution channels, including distributors, system integrators, VARs, systems management software vendors and OEMs. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Marketing products through the Company's field sales force and through indirect distribution channels may result in distribution channel conflicts and customer confusion. There can be no assurance that channel conflicts will not materially adversely affect its field sales efforts as well as its relationships with existing or future distributors, system integrators, VARs, systems management software vendors and OEMs. The Company's reliance on indirect distribution increases the risks associated with the introduction of new products, including risks of delays in adoption and the risk that resellers will evaluate and potentially adopt competitive products. There can be no assurance that the
Company's  current  resellers  will  adopt  or  successfully  market  any of the
Company's new products. In addition, these relationships are frequently terminable at any time without cause. Therefore, there can be no assurance that any such party will continue to represent the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.


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

     Dependence on Key Personnel; Recent Management Changes; Management of Growth. The Company's future operating results depend significantly on the continued service of its key technical and senior management personnel and on its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's future success is particularly dependent on increasing its product development personnel. See "--Need to Expand Product Development and Engineering Capability." The Company has relied in the past on consultants as well as employees for its product development programs.
Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting or retaining other highly qualified technical and managerial employees and consultants in the future. The Company has at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. If the Company were to experience such difficulties in the future, it may have a material adverse effect on the Company's business, financial condition and results of operations. The Company recently hired a Senior Vice President of Field Sales Operations and an acting Vice President of Marketing to replace senior management personnel who have left the Company. Additionally, the Company has hired a Vice President of Human Resources. In connection with these management changes, the Company has experienced, and expects to continue to experience, related employee turnover, particularly in the sales force. The Company's future success will depend in significant part on the ability of its new members of management to integrate into the Company and to successfully motivate and retain existing personnel and to attract, train, motivate and retain sufficient numbers of new personnel. Failure to successfully take any of the foregoing actions could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its future growth, if any, effectively, the Company must continue to strengthen its operational, financial and management information systems and expand, train and manage its employee work force. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. The Company has no issued patents and relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell licensed products are generally governed by license agreements of specified duration. See "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." The Company has applied for a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product and has received the official Notice of Allowance regarding that application. However, there can be no assurance that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or, if patents are issued to the Company, design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     There can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. In October 1996, the Company received correspondence from a French company asserting that it has registered "Octopus" as a trademark in France and that the Company's use of the mark "Octopus" infringes its trademark rights. In March, 1998 the Company obtained a license to use the Octopus mark in France and management believes that this license allows the Company to market the Octopus product in that country.
In addition, the Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, financial condition and operating results.

     International Sales. Net revenue from customers outside the United States was 22% of total revenue for the three months ended March 31, 1998 and 15% for the comparable quarter in 1997. In the 1998 quarter, 11% of total revenue was generated in Asia. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations. Although the company has been unaffected to date, economic volatility in Asia and other parts of the world may have a significant impact on future performance of the Company.

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

     Year 2000 Compliance. The Company has, and will continue to make certain investments in its software systems and applications to ensure that the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year.

The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve such impact without disruption of its business or without incurring significant expense. Based on the information currently available, the Company believes that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on its business, operating results and financial condition in any given year. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be materially adversely affected through disruption in the operation of the enterprises with which the Company interacts.

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

Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits

                           27.1     --Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Qualix Group, Inc.

May 13, 1998                         By:/S/____________________________________
Date                                     Bruce C. Felt, Vice President, Finance
                                         and Chief Financial Officer

                                         (duly authorized officer and principal
                                         financial and accounting officer)

                                  EXHIBIT INDEX


         Exhibit 27.1               --Financial Data Schedule.