Form 10-K405
period 1998-06-30
QUALIX GROUP INC
filed 1998-09-28
CIK 870345

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                  ACT OF 1934

                    FOR THE FICAL YEAR ENDED JUNE 30, 1998

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
                             EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM          TO            .

                       COMMISSION FILE NUMBER: 000-22059

                              QUALIX GROUP, INC.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              77-0261239
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)


                           177 BOVET ROAD, 2ND FLOOR
                              SAN MATEO, CA 94402
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               ----------------

                                (650) 572-0200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of August 31, 1998 there were 10,601,284 shares of the Company's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Company (based upon the closing sale price of such shares on the Nasdaq National Market on August 31, 1998) was $15,909,675. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain sections of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on November 16, 1998 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

 Item 1.   Business......................................................      3
 Item 2.   Properties....................................................     22
 Item 3.   Legal Proceedings.............................................     22
 Item 4.   Submission of Matters to a Vote of Security Holders...........     23

PART II
 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................     25
 Item 6.   Selected Financial Data.......................................     26
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     27
 Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
           Disclosure....................................................     34
 Item 8.   Consolidated Financial Statements and Supplementary Data......     34
 Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................     48

PART III
 Item 10.  Directors and Executive Officers of the Registrant............     49
 Item 11.  Executive Compensation........................................     49
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................     49
 Item 13.  Certain Relationships and Related Transactions................     49

PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
           8-K...........................................................     50
           Signatures....................................................     51

                                    PART I

  The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this item under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors."

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

ITEM 1. BUSINESS

OVERVIEW

  Qualix Group, Inc. ("Qualix Group" or the "Company") is a leading provider of proactive service level availability management software for UNIX and Windows NT-based applications and information, operating in distributed computing environments. Its service level availability solutions are designed to minimize the impact of planned and unplanned computing events on business-critical applications. The Company offers software products for managing the service level availability of both packaged and proprietary applications, as well as the data associated with these applications. In July 1998, subsequent to the end of the Company's fiscal year, Qualix Group commenced doing business as FullTime Software, Inc. In order to change its legal name, the Company intends to amend its Certificate of Incorporation which requires stockholder approval. The Company has begun the legal steps necessary to obtain such stockholder approval.

  The Company was incorporated under the laws of Delaware on September 21, 1990. The Company began operating primarily as a distributor, value-added reseller ("VAR") and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a licensed core software engine. In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Anthill Incorporated ("Anthill"), including technology relating to a hierarchical storage management product under development. In August 1996, the Company merged with Octopus Technologies, Inc. ("Octopus Technologies") which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, currently known as HA+, which is based on an internally-developed core software engine. A key element of the Company's strategy is to increase the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than Licensed Products. Pursuant to this strategy, the Company ceased marketing QualixHA in February 1997. The Company completed its initial public offering in February 1997, receiving net proceeds of $14,950,000.

  In July 1998, the Company introduced FullTime software solutions. These solutions are designed to maintain service level availability during a variety of planned and unplanned computing events that can dramatically impact the availability of services and information. The Company believes that its FullTime products and solutions redefine high availability to solve a much broader market problem, offering a potential opportunity for the Company to dramatically expand the size of its potential market and to target enterprise-wide customers, as well as individual departmental customers. A key element of the Company's strategy is to sell FullTime products and solutions to strategic buyers such as chief information officers ("CIO"), heads of information technology ("IT") and others responsible for maintaining service level agreements ("SLAs") between IT and line-of-business organizations. Increasingly, SLAs are becoming the basis on which lines-of-business organizations measure corporate IT performance concerning the required availability of business-critical applications and information.

  The Company's service level availability products and services are based on internally-developed technology including (i) network data application monitoring, (ii) system hardware/software monitoring and (iii) support for managing and monitoring disk volumes and volume managers, and externally-developed technology acquired in April, 1998 representing a messaging system with a distributed persistent database, event management, rule engine and application management.

  The variety of computing events known as planned downtime, and their relationship to unplanned downtime events, are illustrated below.

                    REDEFINING SERVICE LEVEL AVAILABILITY

                            [PICTURE APPEARS HERE]

  Consistent with its strategy to market technology-leading products and solutions, the Company plans to continue to develop additional software products that will extend and enhance its service level availability management capabilities. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations "--Risk Factors--"Recent Transition to New Business Model," "--Uncertainty of Success of Recently Introduced and Planned Products" and "--Dependence on Licensed Products."

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

  In recent years, distributed computing, also known as client/server computing, has been increasingly adopted by many businesses for their enterprise computing needs. Distributed computing solutions, based primarily on UNIX and increasingly on Windows NT, are being used for a growing number of business-critical applications. These include financial reporting, inventory control, sales order processing, transaction processing, customer support, intranet applications such as e-commerce, extranet applications and Internet access.

  The increasing deployment of distributed computing environments, combined with the globalization of business, has dramatically changed the face of computing in recent years. There are no "off-hours" in today's global economy. The Internet has provided the first-ever ubiquitous, 24-hour, 7 day-a-week ("24 x 7") information delivery system. Today, companies can electronically and immediately deliver information and products to internal users, business partners, customers and prospects as never before. 24x7 system availability has become an imperative for global businesses. Consequently, the availability of services and information from applications has become the focus of SLAs between users and IT departments. IT executives are actively seeking tools which can enable the proactive enforcement of these SLAs, ensuring that critical information is available when and where users require it. The practice of taking systems off-line for maintenance, tuning, upgrades and changes is no longer acceptable to many companies who must support global extranet or e-commerce sites. Addressing the requirements of maintaining service level availability during planned downtime is a more challenging technical problem than recovery from system failure. During planned downtime a variety of computing events and more flexible responses need to be anticipated and the entirety of the system environment needs to be managed and controlled. The Company's FullTime products, designed to ensure service level availability during planned and unplanned computing events, expands the definition of high availability to meet the needs of global organizations. This requires an innovative architectural approach and the Company believes the FullTime Adaptive Architecture (as described below), based on a reliable messaging system and a powerful rules and event engine, represents the class of solution required to successfully deliver system level availability.

  The Company divides systems management software for distributed computing systems into three categories: operations management, resource and applications management and reliability management. Operations management software automates the day-to-day operating tasks previously performed by system administrators. Resource and applications management software addresses management of critical software and user resources. Reliability management software addresses the system's need to ensure that servers, data and applications are consistently available and secure. Traditional reliability software solutions have focused specifically on reactively managing unplanned downtime events. However, in today's global market the requirements for reliability of services are rapidly expanding. "Service level availability" extends the definition of reliability to include software that addresses the need to ensure that servers, data and applications are available during the variety of planned as well as unplanned computing events. These categories are illustrated below:

                          Systems Management Software


              --------------------------------------------------


     Operations Management          Resource / Applications       Reliability Management
                                          Management              (Becoming Service Level
                                                                       Availability)
--------------------------------------------------------------------------------------------
   . Monitor system components    . Manage critical resources   . Enforce SLAs
   . Event management             . Database administration     . Eliminate requirements for
                                  . User administration           planned downtime events
                                                                . Proactive protection from
                                                                  unplanned downtime
                                                                . Traditional re-active high
                                                                  availability for unplanned
                                                                  downtime events

  The Company believes that companies are increasingly focused on the need for service level availability software as more and more business-critical applications are deployed in distributed computing environments. By ensuring that systems are meeting or exceeding SLAs, FullTime software provides users with access to the computer power, data and applications they need, when and where they need them. FullTime software solutions simultaneously enable IT to perform critical tuning to applications and systems in a non-interruptive and continuous fashion, ensuring that IT resources are optimized at all times to meet the needs of the business, without requiring traditional planned downtime. The Company's foundation solutions for high availability provide the solution needed for systems requiring traditional levels of protection from unplanned failures.

  Service Level Availability. As organizations migrate or consider migrating business-critical applications to distributed computing environments, they frequently need to ensure that such applications are fully operational around the clock. Protection from system failures does not address planned downtime that consumes more customer time, effort and expense than unplanned downtime. Examples of planned downtime are systems maintenance, hardware and software upgrades, changes to network or server configurations, performance tuning and tuning applications to reflect changes in business process. Service level availability concerns impact both applications, hardware resources and data, requiring a variety of solutions to meet the specific needs of each of these overall service components.

  Traditional High Availability. System failures can result in lost revenues or damaged customer relations when these applications are not available. Although large-scale, fault-tolerant hardware systems can be used to ensure systems operate continuously, such solutions are expensive and are not designed to work with heterogeneous hardware and software components. As a result, there is a significant need for high availability software that works with existing systems to prevent systems and applications from going down due to malfunction, human error, sabotage or natural disasters.

  Given these trends, the Company believes that the need for service level availability software will grow as more business-critical applications are deployed on distributed systems and as applications typically found on UNIX and Windows NT servers, such as e-mail, intranet applications and Internet access, are increasingly considered business-critical. In particular, the Company believes the need for a service level availability solution will be an important stimulus to market growth.

THE COMPANY'S STRATEGY

  The Company's objective is to be the leading provider of enterprise-wide service level availability management solutions for large and medium sized organizations with distributed computing systems. To achieve this objective, the Company's strategy includes the following key elements:

  Focus on Enterprise-Class Service Level Availability Solutions. The Company plans to focus on providing enterprise-level service level availability management solutions for distributed computing systems. In July 1998, the Company introduced FullTime Cluster, FullTime Enterprise and FullTime Department, based on internally-developed proprietary technology and proprietary technology acquired and integrated by the Company. These products support heterogeneous clusters of up to one hundred NT and UNIX servers. Because these products are critical in supporting business-critical applications, the Company believes users will buy these solutions from vendors with proven high availability expertise, who understand the complex, cross-platform nature of enterprise environments. Accordingly, the Company believes that leveraging its existing market position within the high availability arena is critical for achieving broad customer acceptance of its products.

  In particular, the Company believes that service level availability is an enterprise-level concern and that an enterprise-class sales organization is a requirement to success in this market.

  Maintain Market Leadership Position with Foundation High Availability Solutions. Based on the breadth and functionality of its product line, the size and diversity of its customer base and its name recognition within the reliability software market, the Company believes that its baseline reliability products for the Unix and NT markets have achieved leading market positions which are critical for promoting brand awareness and customer acceptance of its products. For high availability software solutions, the Company plans to continue to actively market and sell these baseline products to solve traditional availability issues, resulting in a continuing revenue stream from both new product sales and ongoing maintenance and support. HA+, the UNIX product, will continue to be sold directly by the field sales organization, while Octopus, the NT offering, will be sold primarily as an indirect distribution product.

  Maintain and Enhance Direct Customer Relationships. Through its field sales force, the Company has established a large customer base that includes a number of important reference accounts. The Company's strategy is to be market-oriented and to cultivate long-term customer relationships that foster ongoing and additive purchases of its service level availability products. A key element of this strategy is to focus on satisfying customer needs. For example, its products are designed to work alone or with other products, to work with multiple hardware and software platforms, and to be scalable, easy to install and non-intrusive. In addition, the Company offers comprehensive maintenance, support, consulting, integration and training services. Moreover, the Company believes that its customers have great insight into future market needs and product direction which it will continue to draw on in enhancing and expanding its product line.

  Develop New Products. The Company's FullTime products and solutions introduced in July 1998 are based on the FullTime Adaptive Architecture (as described below). The Company plans to continue to leverage its expertise in reliability technology and its knowledge of user requirements. The Company has invested substantial resources in its internal development efforts. In addition to developing and/or enhancing software products internally, the Company will continue to evaluate acquiring or licensing products and technologies that support and expand its product offerings. A key element of the Company's strategy is to increase the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than Licensed Products.

  Expand Worldwide Distribution Capability. The Company has devoted and intends to continue to devote significant resources to expanding and upgrading its sales force, which currently consists of sales offices staffed by field sales representatives, engineers and telesales representatives. The Company also intends to expand its international sales and marketing programs, which generated 22% of total revenue for fiscal 1998 and 17% in 1997 and 1996. In addition, the Company plans to expand sales of its products through indirect distribution channels, including distributors, system integrators and VARs. Toward this objective, the Company has recently signed a comprehensive distribution agreement with General Electric Information Technology Distribution, a major global distributor of cross-platform enterprise systems and software.

  Maintain and Enhance Strategic Relationships. A key objective of the Company is to expand joint development and marketing relationships with systems management software vendors to provide complementary solutions and to establish relationships with hardware and software original equipment manufacturers ("OEMs") to incorporate reliability/service level availability solutions in their products. The Company believes that it is essential to form strategic relationships with other networked computing vendors to effectively market and sell reliability products. The Company works with hardware providers such as Hewlett-Packard, IBM and Sun Microsystems to ensure that its products are fully integrated into their hardware environments, and major software vendors such as Oracle, Sybase, Informix, Legato Systems, Microsoft and Tivoli to provide complementary solutions.

FULLTIME TECHNOLOGIES AND PRODUCTS

  The Company's solutions generally have a number of key attributes. They are based on leading-edge technologies that are designed to be used separately or integrated with other products developed by the Company or its strategic partners, thereby allowing users to easily deploy fully integrated solutions. They are designed to work with multiple hardware and software platforms and related industry standards, to be adaptable as these platforms change and to be scalable by providing the same functionality across a broad range of network sizes. In addition, they are designed to be installed quickly and easily without affecting the operation of business-critical applications.

 FullTime Adaptive Architecture

  The "FullTime Adaptive Architecture" provides an event and rules engine that senses computing events in applications, data, systems and networks and triggers the appropriate response to ensure optimum service level availability, proactively managing service levels across applications. The FullTime Adaptive Architecture allows the implementation of system and software upgrades without traditional downtime. Resources can be transparently relocated to continue to provide services to users while system changes are applied. Time-of-day events, such as tape backups or data replication activities are also automated. The FullTime Adaptive Architecture provides open application programming interfaces so that other applications can share data and it layers over an existing computing environment, including data, systems, standard TCP/IP networks and applications, with no programming or changes to the existing applications required. The FullTime Adaptive Architecture is based on a reliable messaging infrastructure which allows peer-to-peer capabilities supporting up to one hundred nodes in a heterogeneous cluster of NT and UNIX and ensures real-time synchronization of cluster-wide resources. The cluster monitors and automatically migrates, or adapts, applications and information resources to any other node in the cluster. Multi-tiered applications, such as web-based extranet or e-commerce services, can be easily managed to meet SLAs since dependent resources can be treated as a single entity to ensure continuity even across a highly complex environment. The FullTime Adaptive Architecture's object -orientation enables flexible definition of resource groups through a graphical user interface.


                        FULLTIME ADAPTIVE ARCHITECTURE

                            [PICTURE APPEARS HERE]

 Service Level Availability Software Products and Solutions

  In July 1998, the Company introduced a comprehensive set of products and solutions, based on the FullTime Adaptive Architecture, focused on the service level availability opportunity in network computing environments. The Company's services, including support, consulting and training, are generally priced separately. Prices vary according to number and type of servers as well as other factors and exclude support and consulting services. The Company's current or planned service level availability products and solutions can be categorized as follows:

                                                                    DATE OF FIRST
       PRODUCT                DESCRIPTION            PLATFORM     OR PLANNED RELEASE
                               FULLTIME PRODUCTS
  FullTime Cluster     Service level              NT, Sun Solaris   July 1998
                       availability software      HP-UX and         through
                       for NT and UNIX            IBM AIX           December 1998
                       environments. Clustering
                       technology provides
                       scalability for up to
                       one hundred servers.
------------------------------------------------------------------------------------
  FullTime Data        Efficient real-time data   NT, Sun Solaris   July 1998
                       replication                HP-UX and         through
                                                  IBM AIX           December 1998

                              FULLTIME SOLUTIONS

  FullTime Enterprise  FullTime Cluster and       NT, Sun Solaris   July 1998
                       FullTime Data and          HP-UX and         through
                       software developers kit    IBM AIX           December 1998
                       for customization of
                       rules and events
------------------------------------------------------------------------------------
  FullTime Department  FullTime Cluster and       NT, Sun Solaris   July 1998
                       FullTime Data pre-         HP-UX and         through
                       packaged to work with      IBM AIX           December 1998
                       popular workgroup
                       applications

  FullTime Cluster. FullTime Cluster creates collaborative clusters of server resources across platforms, networks and applications to ensure resource availability. It supports up to one hundred nodes in a cluster and unites application servers into cooperative processing groups, eliminating the need for expensive extra capacity or dedicated alternate processors. FullTime Cluster supports cross-platform clusters, grouping and managing Windows NT and UNIX nodes in the same cluster from one central console. It enables easy management of multi-tier applications by creating application domains and then coordinating their activities across platforms. FullTime Cluster supports dynamic load balancing to proactively maintain service level performance at optimum thresholds while optimizing computing resources.

  FullTime Data. FullTime Data provides real-time data replication for data exchange and synchronization for local applications, data exchange among remote sites and disaster recovery. It supports synchronous and asynchronous replication and one-to-one, one-to-many and many-to-many configurations for flexibility to replicate data among the required nodes.

  FullTime Enterprise. FullTime Enterprise is a highly scalable, enterprise-ready adaptive computing environment that can be customized to fit individual IT requirements. It is designed to offer maximum flexibility to tailor service level availability solutions to a large enterprise environment. FullTime Enterprise includes FullTime Cluster, FullTime Data and a software developers kit.

  FullTime Department. FullTime Department is a turnkey adaptive computing environment, tailored specifically to fit departmental computing needs that combine high availability with real-time data protection. Designed for business users with easy-to-use graphical wizards, FullTime Department is also designed to collaborate from department to department as well as with FullTime Enterprise solution deployments.

 Baseline Products for High Availability

  The Company plans to continue to market and sell its baseline line of products that focus on traditional high availability management of unplanned system failures. The Company's services for these products, including support, consulting and training, are generally priced separately. Prices vary according to number and type of servers as well as other factors and exclude support and consulting services. The Company's baseline products and solutions can be categorized as follows:


 PRODUCT             DESCRIPTION              PLATFORM   DATE OF FIRST RELEASE
------------------------------------------------------------------------------
  HA+      High availability software for    Sun Solaris     October 1996
           UNIX environments. Clustering     HP-UX 10.0
           technology provides scalability   IBM AIX
           for up to sixteen servers.
------------------------------------------------------------------------------
  Octopus  Automatic switch-over for         Windows NT      October 1995
           Windows NT servers.


  HA+. HA+ is a failover and recovery management product for UNIX designed to minimize the impact of failures caused by system malfunction, human error, sabotage or natural disasters. HA+ is designed to monitor and support a variety of UNIX-based operating systems, hardware platforms, disk configurations, networks, applications and databases. HA+ includes the Company's proprietary clustering technology.

  The clustering technology that HA+ uses is based on a peer-to-peer architecture that allows multiple servers to work together to provide applications-oriented monitoring and recovery in the event of a system failure. If a server goes down, or for any reason stops providing service to an application, HA+ uses an intelligent decision-making process to promptly "elect" another server to carry on service. Using this transparent election process, HA+ can determine which server has the highest priority and should therefore begin providing the service in place of the primary server. In addition, HA+ can provide load balancing which ensures that no server is overused in the cluster.

  HA+ can be configured to provide the degree of availability that best suits a user's enterprise needs. The software is easily installed and does not modify the existing core operating system. System administrators simply map out possible failure scenarios and establish the desired failover paths for individual services prior to configuration. This process creates a form of pre-defined balancing that ensures only a single active server provides specific services to the network at any one time.

  HA+ consists of three components:

    HA+ Cluster Management Software provides services for maintaining communications between servers as well as monitoring system resources and application services. This clustering technology is scalable, providing the enterprise the ability to start small and add on components or servers as needs increase, without changing the core product.

    HA+ Environment is designed to facilitate easy installation, flexible integration as well as monitoring for critical system-level resources to assure "end-to-end" availability of all business-critical components.

    HA+ modules allow HA+ to provide monitoring and recovery management for individual applications, such as databases, systems management applications and business function applications, in addition to protecting the entire server. HA+ modules allow the Company to tailor its solutions for specific applications and engage in co-marketing programs with strategic partners. The Company currently ships modules for databases from Oracle, Sybase, Informix and CA-Ingres. The Company also ships modules that support Tivoli's SNMP and Netscape's server software and has developed a module that supports Tivoli's TME software. The Company is currently working with other companies and products to create additional modules that allow HA+ to be tailored to vertical market needs.

  Octopus. The Octopus software solution is a real-time data protection and a high availability switchover package. This product, which was awarded Byte Magazine's Best Utility award at Comdex 1996, provides high availability for Windows NT servers. If a failure occurs at the source system, the target system can automatically assume the role of the failed systems, so users can seamlessly continue to access their data and applications. Similar to HA+ for UNIX, the goal of HA+ is to provide continuous up-time for Windows NT servers and data. HA+ supports multiple configurations, including many-to-one.

THE COMPANY'S ORGANIZATION IN SUPPORT OF REVENUE

 Customer Support

  The Company believes that a high level of customer service is required to successfully sell reliability products for distributed computing systems. Accordingly, an essential part of the Company's business is providing comprehensive maintenance, technical support, consulting and training services for its customers. Most of the Company's customers have support and maintenance agreements with the Company that are typically for 12 month increments.

  The Technical Services Group ("TSG") consists of 28 people which the Company supplements with outside consultants for some support requirements. These consultants are on-site and provide service at comparable levels to a Company employee. TSG provides the following services:

  Maintenance and Technical Support. The Company offers two levels of support packages: (i) support during normal business hours and (ii) 24 x 7 support. Both levels include e-mail and fax customer support and new software releases. Prices for maintenance and technical support, which is mandatory for the first year for most of the Company's products, typically range from 15% to 30% of the price of the product.

  Consulting. TSG includes the Company's Professional Services Group, which is responsible for on-site consulting as well as development work done for specific customers. Consulting services include implementation planning, project management, project customization and upgrade management. Consulting services are generally performed on a fee-basis by day or by project. These consulting services are used to leverage the Company's products so they can be better implemented at a customer site. A majority of the Company's new high availability customers purchase the Company's consulting services. The Company believes that market acceptance of its FullTime products and solutions will increase consulting activity.

  Training. The Company offers comprehensive training classes to its customers, distributors, systems integrators and VARs both on-site and at the Company's headquarters. The training program includes instruction in the installation, customization and optimization of the Company's products on their specific environment.

 Sales and Marketing

  The Company is targeting customers within both public and private sector organizations that have deployed or are deploying distributed computing systems. Typical target customers are large and medium sized companies who have their business-critical applications running on UNIX or Windows NT servers. The Company's customers are in a variety of industries, including telecommunications, finance, manufacturing and energy. The Company markets its software and services to Fortune 2000 accounts primarily through its field sales organization complemented by other sales channels, including systems integrators, OEMs, VARs and international distributors.

  Field Sales. As of June 30, 1998, the Company's field sales force consisted of 71 personnel, including 39 sales representatives and 32 sales engineers that provide technical sales assistance. At June 30, 1997 the Company's field sales force was comprised of 48 personnel, including 37 sales representatives and 11 sales engineers. The Company increased its staffing levels to provide an infrastructure to support a global presence and to expand its distribution capabilities. The Company currently has 22 sales offices, most of which are staffed with both sales and technical pre-sales personnel. The Company uses a consultative sales approach for selling to major accounts. This model entails the collaboration of technical and sales personnel to formulate proposals that address the specific requirements of the customer. The Company focuses its initial sales efforts on CIO level and IT executive level management, working with system and network administrators for evaluation and deployment purposes.

  Inside Sales. The Company's telesales organization is located in San Mateo, California and is aligned with the field sales force, providing support for field sales representatives and their resellers. Inside sales is also focused on sales to middle-tier account targets.

  Indirect Distribution Channels. As of June 30, 1998, the Company had over 200 VARs, resellers and systems integrators of its reliability products. During August 1998, the Company entered into a comprehensive master distribution agreement with GE Information Technology Distribution ("GEITD"), a major global distributor. The GEITD relationship is expected to enhance the support of current resellers, while also extending the reach of Fulltime products into a broader reseller base. These resellers are generally responsible for managing the sales and installation process in each customer situation. In selected opportunities, the Company's support personnel often work with the reseller to provide technical support. This approach enables the Company to cost effectively achieve broader market coverage, while maintaining close contact with customers in order to gauge product direction and to monitor customer satisfaction.

  International. As of June 30, 1998, the Company had approximately 67 distributors in Europe, Asia, Africa and South America. Revenue from sales outside the United States accounted for 22% of total revenue in fiscal 1998 and 17% in fiscal years 1997 and 1996. The Company's sales and marketing strategy includes expanding its international sales and marketing infrastructure to generate an increasing percentage of revenue through international sales. As a result, the Company plans to hire both sales and technical personnel for Europe and Asia.

  Strategic Alliances and OEMs. A key objective of the Company is to expand its joint development and marketing relationships with systems management software vendors to provide complementary solutions and to establish relationships with hardware and software OEMs to incorporate reliability solutions in their products. The Company works with hardware providers such as Hewlett-Packard, IBM and Sun Microsystems and software vendors such as Oracle, Sybase, Informix, Legato Systems, Microsoft and Tivoli. In addition, the Company is currently in active discussions with several systems management software vendors and software OEMs to form additional strategic relationships in which the Company's reliability products would be marketed and sold as an added feature to these client/server packages. There can be no assurance that the Company will successfully consummate any of these arrangements.

  Marketing Programs. In support of its domestic sales force and international distributors, the Company conducts comprehensive marketing programs intended to position, promote and market its family of service level availability products. Marketing personnel engage in a variety of activities in support of the sales force and resellers, including public relations and product seminars, trade shows, direct mailings, preparing marketing materials and coordinating the Company's participation in industry programs and forums. In addition to setting up and managing distribution channels, recently introduced programs have positioned the marketing staff to provide better support for key vertical markets, such as financial and telecommunications.

 Product Development

  The Company has historically derived a substantial majority of its revenues from the sale of products that are licensed or incorporate technology that is licensed from third parties. The Company has increased its commitment to product development and anticipates that it will incur substantially higher product development expenses in absolute dollars and as a percentage of total revenue in the future. In fiscal years 1998, 1997 and 1996, the Company's product development expenses were $3,823,000, $2,272,000 and $620,000, respectively.

  The Company believes that small, focused product development teams are the most efficient method of developing new products, enhancing existing products and supporting them. These teams are able to provide more focus on customer requirements and work together with outside industry experts when necessary to release timely, quality products and enhancements. As of June 30, 1998, the Company had 22 employees and consultants working on product development and engineering.

  The Company currently has four internal development teams:

  FullTime products. The FullTime development teams are located in Northborough, Massachusetts and Boulder, Colorado. These teams have been responsible for FullTime Cluster and FullTime Data. These teams rely primarily on the Company's employees, supplemented with consultants for specific application, or operating system expertise. The emphasis has been on developing the initial release of the FullTime products and making those products available across the key UNIX platforms and NT.

  HA+. The HA+ development team is based in San Mateo, California and focuses on developing and enhancing UNIX-based high availability products. The team relies primarily on the Company's employees for core development. It is currently focused on enhancing the Company's proprietary HA+ clustering technology and developing additional modules to support application-specific failover and recovery management.

  Octopus. The Octopus development team is based in Langhorne, Pennsylvania and is responsible for the Octopus family of NT reliability products. They have significant expertise in remote data mirroring and failover in the Windows NT operating environment. They are currently focused on adding features to Octopus and key usability issues. These features include support for Microsoft Cluster Server.

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

QUALIX DIRECT

  Through its Qualix Direct indirect sales organization, the Company provides an incremental product line of add-on hardware, software and accessories for distributed computing systems. Qualix Direct uses direct mailings, catalogs and Web promotions to market its products. As of June 30, 1998, Qualix Direct had four sales and marketing personnel focused on selling third party products. Qualix Direct has historically sold third party products that require a less consultative sales approach and are sold in smaller transactions that typically generate lower gross margins. As part of the Company's strategy of broadening distribution channels for its reliability markets, Qualix Direct has successfully transitioned into selling the Company's high availability products for Windows NT, the Octopus product line. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors," "--Dependence on Qualix Direct" and "--Sales and Marketing--Qualix Direct."

COMPETITION

  The market for reliability software for distributed computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. However, today there are few direct competitors to the Company within the service level availability management arena. Although the Company believes that the service level availability management segment of the market is in the early stages of development as the market matures the Company expects competition from four types of vendors:

  Independent Vendors that Provide Reliability Products. These companies offer standalone products that provide specific service level availability solutions. The Company believes that the majority of vendors currently in this arena are focused on traditional high availability solutions which react to unplanned failures, and do not currently have the technology required to address the proactive requirements of the service level management marketplace.

  Host-Based Systems Management Software Companies Migrating Their Products to the Distributed Computing Market. These vendors, such as BMC and Computer Associates, have built large businesses based upon selling systems management tools primarily into the mainframe market, and are currently expanding into the distributed computing arena. These vendors today provide event monitoring technology which can be complementary to the Company's adaptive architecture, and may license or create alternative solutions in the future.

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

  Hardware and Operating Systems Vendors That Incorporate Reliability Solutions Into Their Products. Companies such as Sun Microsystems and Microsoft continue to add features to their operating systems and thereby reduce the need for their customers to purchase products providing these features from independent vendors for homogeneous environments. For example, Sun Microsystems has introduced a version of its database clustering product that includes high availability features and Microsoft introduced Microsoft Cluster Server as a built-in feature of Microsoft Windows NT Server, Enterprise Edition. A key element of the Company's strategy is to provide enterprise-level solutions for heterogeneous networked computing environments, where these alternatives fail.

  The Company believes that the principal competitive factors affecting its market include brand name recognition, product performance and functionality (such as service level availability features, heterogeneity, scalability, performance and ease of installation and use), quality, price, customer service and support and the effectiveness of sales and marketing efforts. Although the Company believes that its products currently compete favorably with respect to all of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources than the Company. The Company's future success will depend significantly on its ability to continue to enhance its existing products and introduce new products more rapidly and less expensively than its existing and potential competitors and to persuade hardware and software vendors to license the Company's products rather than to develop their own reliability products.

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

PROPRIETARY RIGHTS

  The Company's success depends in part upon its proprietary technology. Although the Company has recently been issued a United States patent covering certain aspects of the technology included in its Octopus data mirroring product there can be no assurance that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries.

  Additionally, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell products that are licensed or incorporate a significant amount of technology that is licensed from third parties (collectively "Licensed Products") are generally governed by license agreements of specified duration. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors" "--Dependence on Qualix Direct" and "--Dependence on Licensed Products." There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

EMPLOYEES

  As of June 30, 1998, the Company had 164 employees. Of the total, 95 were engaged in sales and marketing (including the Qualix Direct telesales organization), 22 in product development and engineering, 23 in customer service and support and 24 in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Risk Factors" --Dependence Upon Key Personnel; "Management of Growth" and "--Need to Expand Product Development and Engineering Capability."

RISK FACTORS

  Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including the size and timing of orders; lengthy sales cycles; customer budget changes; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; the mix of products sold, including particularly the mix of owned, licensed and resold products; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop or acquire, introduce and market new products; quality control of products sold; market readiness to deploy reliability products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of sales channels; acquisition costs or other nonrecurring charges in connection with the acquisition of companies, products or technologies; and general economic conditions. The Company's operating results have historically fluctuated significantly as a result of nonrecurring items, including a $740,000 writeoff of purchased in-process technology and a $763,000 gain on sale of stock during fiscal 1996 and $595,000 of merger expenses relating to the Octopus Technologies merger and a $528,000 gain on sale of stock in fiscal 1997.

  The Company believes that operating results in the near-term will be particularly dependent upon the success or failure of its new enterprise-level sales approach, achieving significant market acceptance of its FullTime products and solutions and continued market acceptance of its high availability products, as well as the timing and size or orders received. The Company's gross margin will be affected by a number of factors, including the mix of owned, licensed and resold products, the percentage of total revenue from service contracts, product pricing, the percentage of total revenue from direct sales and indirect distribution channels and the percentage of sales by the Qualix Direct telesales organization. Internally developed or acquired products generally have higher gross margins than Licensed Products because lower or no royalties must be paid. Service revenues generally have lower margins than revenues from sales of owned products because of the costs incurred to generate service revenues. Revenues from products resold by the Qualix Direct telesales organization generally have lower gross margins than revenues from owned and Licensed Products sold by the Company's other direct and indirect distribution channels.

  Large sales of certain reliability products, including the FullTime products and solutions and HA+ often have long cycles and are subject to a number of significant risks over which the Company has little or no control. The timing of large sales can cause significant fluctuations in the Company's operating results, and delivery schedules may be canceled or delayed. Because sales orders are typically shipped shortly after receipt, order backlog as of any particular date is not necessarily indicative of the Company's future revenues. Accordingly, total revenues in any quarter are substantially dependent on orders booked and shipped during that quarter. Historically, the Company has often recognized a significant portion of its revenues in the last weeks, or even days, of a quarter. As a result, the magnitude of quarterly fluctuations may not become evident until late in, or after the close of, a particular quarter. Further, to the extent that the Company is successful in licensing its FullTime products and solutions (particularly to large enterprise and national accounts), the size of its orders and the length of its sales cycle are likely to increase. In addition, the Company's expense levels are based in significant part on expectations as to future revenues and as a result are relatively fixed in the short run. If revenues are below expectations in any given quarter, net income is likely to be disproportionately affected, particularly because the Company relies heavily on a relatively high cost direct sales channel.

  Based upon all of the foregoing, the Company believes that the Company's annual and quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance. In addition, it is likely that in future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Recent Transition to New Business Model. The Company believes that the strategic nature of its new products and solutions for maintaining service level availability requires a new enterprise-level sales approach. During fiscal year 1998, in conjunction with its FullTime product development activities, the Company changed its sales and marketing management and plans to upgrade its direct sales force with a focus on enterprise-level sales. The Company's future profitability, if any, will be heavily dependent on the successful implementation of its enterprise sales and marketing strategy and the market acceptance of the FullTime products and solutions. There can be no assurance that the Company will successfully implement this strategy. See "-- Uncertainty of Success of Recently Introduced and Planned Products", "-- Dependence on Qualix Direct" and "Need to Develop Enterprise Sales Force."

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

  Need to Develop Enterprise Sales Force. As part of the Company's evolving strategy of offering enterprise level software products and solutions, the Company has recently reorganized its sales force. The Company historically has not had a separate large enterprise or national accounts sales force and only recently developed a direct sales group focused on these larger accounts. To succeed in the national accounts market, the Company will be required to transition its existing sales force into the enterprise level sales group, and attract and retain qualified personnel, which personnel will require training about, and knowledge of, product attributes for the Company's FullTime suite of products. There can be no assurance that the Company will be successful in creating the necessary sales organization or in attracting, retaining or training these individuals. Historically, the Company has sold its products at the departmental level. To succeed in the enterprise and national accounts market will require, among other things, establishing relationships and contacts with senior technology officers at these accounts. There can be no assurance that the Company or its sales force will be successful in these efforts.

  Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 27%, 32% and 32% of total revenue in fiscal 1998, 1997 and 1996, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and Licensed Products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company has recently begun to sell its lower priced reliability products through Qualix Direct, there can be no assurance that it will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

  Uncertainty of Success of Recently Introduced and Planned Products. A key element of the Company's strategy is to increase substantially market awareness and acceptance of The Company's's recently introduced products and solutions for service level availability. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. There can be no assurance that the Company can successfully market, sell or support any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market, sell or support existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company needs to continue to expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects."

  Dependence on Licensed Products. The Company has historically derived a substantial majority, and expects to continue to derive a portion, of its total revenue from the sale of Licensed Products. There are a number of disadvantages and risks associated with the sale of Licensed Products. The Company is frequently unable to obtain exclusive rights to sell a licensed product, in which case the Company competes against the licensor and potentially other third party licensees. The licenses are typically for a specified period. For example, the Company's right to sell FireWall-1 (and HA/HA+ for Firewalls, which incorporates FireWall-1) is subject to annual renewal. The Company must typically pay a significant per-copy royalty that reduces gross margins realized by the Company from the sale of Licensed Products and may put the Company at a competitive disadvantage against the licensor or other third parties licensees paying lower royalty rates. In addition, the Company may have little or no control over the timing, functionality and quality of enhancements and upgrades to the product and may be restricted in the method and manner, including distribution channels, by which the Company may sell the product. The Company may from time to time need to enforce its rights under licenses. See "--Legal Proceedings." Notwithstanding these factors, the Company anticipates it will derive a significant percentage of its revenues from Licensed Products for the foreseeable future. Any loss in the right to sell Licensed Products or any adverse change in the terms upon which it sells Licensed Products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Reliability Products. The Company currently derives the majority of its revenues from the sale of reliability products and related services for distributing computing environments. Notwithstanding the introduction of the FullTime products, continued market acceptance of the Company's reliability products is critical to the Company's revenue in the near-and long-term. Demand for the Company's reliability products will depend in large part on increasing market acceptance of distributed computing systems, particularly for business-critical applications, and the need for reliability systems management software products and services for these computing systems. There can be no assurance that market acceptance of distributed computing systems will increase for business-critical applications or that market acceptance of reliability products and services will increase. If reliability products fail to achieve broad market acceptance in distributed computing environments, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Need to Expand Product Development and Engineering Capability. The Company's future success is critically dependent on expanding and integrating its product development and engineering capability. In order to maintain its market and technological leadership, the Company must maintain and upgrade its products, develop new products and attract and retain development engineers with the necessary expertise. There can be no assurance that the Company's product development efforts will be successful or that future products will be available on a timely basis or at all or achieve market acceptance. Moreover, expansion of the Company's product development program will increase the Company's operating expenses, and there can be no assurance that actual spending increases will not exceed anticipated amounts or that such increases will result in sufficient revenues to justify such increases. Failure to successfully implement the Company's product development program could have a material adverse effect on its business, financial condition and results of operations.

  Dependence on Indirect Distribution Channels. An important element of the Company's sales and marketing strategy is to continue to sell its products and services through indirect distribution channels, including distributors, system integrators, VARs, systems management software vendors and OEMs. Selling through indirect channels may limit the Company's contacts with its customers. As a result, the Company's ability to accurately forecast sales, evaluate customer satisfaction and recognize emerging customer requirements may be hindered. Marketing products through the Company's field sales force and through indirect distribution channels may result in distribution channel conflicts. There can be no assurance that channel conflicts will not materially adversely affect its field sales efforts as well as its relationships with existing or future distributors, system integrators, VARs, systems management software vendors and OEMs. The Company's reliance on indirect distribution increases the risks associated with the introduction of new products, including risks of delays in adoption and the risk that resellers will evaluate and potentially adopt competitive products. There can be no assurance that the Company's current resellers will adopt or successfully market any of the Company's new products. In addition, these distribution relationships are frequently terminable at any time without cause. Therefore, there can be no assurance that any such party will continue to represent the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Integration of Acquisitions. The Company may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the products acquired may require significant additional development before they can be marketed and may not generate revenue at levels anticipated by the Company. There can be no assurance that the Company will not incur these problems in the future. Moreover, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any such problems or factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. Although the Company has recently been issued a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product there can be no assurance that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries.

  Additionally, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell Licensed Products are generally governed by license agreements of specified duration. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Dependence on Qualix Direct" and "-- Dependence on Licensed Products." There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

  International Sales. International revenue from sales outside the United States accounted for 22% of total revenue in fiscal 1998 and 17% for fiscal years 1997 and 1996. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. These risks, and in particular risks related to the recent global economic turbulence and adverse economic circumstances in Asia, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

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

  Year 2000 Compliance Issues. Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

  The Company has tested its current products for Year 2000 compliance and believes that its current products are Year 2000 compliant. However, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems, could cause a reduction in sales and could expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company and third parties with whom it conducts business may utilize equipment or software that may not be Year 2000 compliant. Failure of the Company's or any such third party's equipment or software to operate properly with regard to the Year 2000 requirements could cause, among other things, the Company or any such third party to incur unanticipated expenses or efforts to remedy any problems, which could have a material adverse effect on its or their respective business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to evaluate and to correct their equipment or software for Year 2000 compliance and as they simultaneously evaluate the preparedness of the third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Potential Volatility of Stock Price. The market price for the Company's stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as actual or anticipated fluctuations in the Company's results of operations, announcements of technological innovations, new products by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the distributed computing environment and other technology industries, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Control by Directors, Executive Officers and Principal Stockholders. The present directors, executive officers and principal stockholders, and their affiliates and related persons, beneficially own approximately 20% of the outstanding shares of the Company's Common Stock. These stockholders are able to elect all of the Company's directors, have the voting power to approve all matters requiring stockholder approval, and continue to exert significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2. PROPERTIES

  The Company's principal administrative sales, marketing and development facility is located in a building providing approximately 18,886 square feet of available space in San Mateo, California. This facility is leased through May 31, 2003. The Company occupies 14 other domestic regional sales offices throughout the United States as well as international offices in Canada, the United Kingdom, Singapore, France and Holland.

ITEM 3. LEGAL PROCEEDINGS

  Pursuant to an acquisition agreement between Anthill Incorporated (Anthill) and the Company, the Company purchased certain software and other assets of Anthill in May 1996. The purchase price totaled approximately $675,000, of which $175,000 was paid at the closing of the transaction with the remaining purchase price to be paid in four annual installments of $125,000 each. At June 30, 1998, the Company has a remaining obligation to pay three annual installments of $125,000 each. The Company has granted a security interest in the software technology acquired from Anthill in order to secure the obligation.

  The Company filed a lawsuit against Anthill in May 1998; in the suit the Company contends that the software did not function as had been represented by Anthill, and it seeks a declaration that it need not make any more payments to Anthill under the Agreement, rescission of the Agreement and damages of $300,000 or more based upon payments already made to Anthill.

  On August 12, 1998, Anthill commenced arbitration proceedings against the Company alleging that the Company breached its agreement with Anthill by not making the annual installment payment due in May 1998. Anthill seeks damages of $375,000, plus interest, for the three remaining payments allegedly due under the agreement.

  The Company has denied the claims made by Anthill in the arbitration and intends to vigorously defend those claims. The Company has also submitted a counterclaim in the arbitration, in which it seeks the same relief it is demanding in its lawsuit. Management does not believe that the disposition of these actions will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are biographical summaries of the current executive officers of the Company as of June 30, 1998:

  Richard G. Thau, 51, Chairman of the Board, President and Chief Executive Officer, co-founded the Company in September 1990. From September 1985 to January 1990, he was employed at MicroMRP, a company that develops microcomputer-based manufacturing, planning and control software, where he served as President and Chief Executive Officer from November 1985 to January 1990 and as Vice President, Sales and Marketing from September 1985 to November 1985. From January 1984 to July 1985, he served as Vice President, Sales and Marketing for General Parametrics, a hardware and software-based business presentation systems company. Mr. Thau received a B.S. in Engineering Sciences from State University of New York at Stony Brook in 1968 and attended the M.B.A. program at the University of Santa Clara.

  Bruce C. Felt, 40, Vice President Finance and Chief Financial Officer, joined the Company in March 1994. From July 1992 to March 1994, he was an independent consultant. From June 1989 to July 1992, Mr. Felt was Chief Financial Officer at Renaissance Software Inc., a trading systems software company that he co-founded. Mr. Felt received a B.S. in accounting from the University of South Carolina in 1980 and an M.B.A. from Stanford University, Graduate School of Business in 1989. Mr. Felt is a Certified Public Accountant.

  David Malmstedt, 42, Senior Vice President of Field Sales Operations, joined the Company in January 1998. From August 1995 to January 1998 Mr. Malmstedt was Vice President, Americas, for Candle Corporation, a systems management software company. From November 1989 to August 1995 Dave served as Vice President, Central Area, for Legent Corporation. From 1984 to 1989 he was Regional Director for Business Software Technology, a company which he founded. From 1980 to 1984 he was a Regional Manager for Cullinet Software, Inc. From 1976 to 1980 Mr. Malmstedt held various positions within Pansophic Systems, Inc.

  Dan Kingman, 44, Vice President of Human Resources, joined the Company in January, 1998. From June 1992 to January 1998, Mr. Kingman was Vice President of Human Resources at MDL Information Systems. From July 1987 to October 1991 he was employed at Appian Technology Inc. as Vice President of Corporate Resources. From November 1978 to July 1987 Mr. Kingman served in various management positions at Signetics Corporation. He received a B.S. in Commerce from Santa Clara University in 1976.

  Rebel Brown, 40, Vice President of Strategic Marketing joined the Company in July, 1998. Ms. Brown began working with the Company in January 1998 to assist in the development and implementation of a renewed corporate and product marketing strategy. She has over 18 years of experience in the computing arena, focused on the sales and marketing of technologies and application products for NT, UNIX and the World Wide Web. For the past five years, Rebel has been president of Cognoscenti, a Silicon-Valley based consulting firm, where she has successfully positioned and launched new products for vendors in the Internet and client/server marketplace, including Avalon Software, Data Mind, Inc., EnterpriseLink Technologies, ILOG, Inc., NeXT Software, Novita Corporation, OpenVision Technologies and Verity. She had been named one of the Top 100 Women in Computing by Software Magazine and advises a number of US and European-based venture capital and investment banking firms concerning markets trends and technology investments, identifying areas of high growth opportunity.

  George J. Symons, 38, Vice President of Engineering and Technical Services, joined the Company in April 1996. From May 1995 to April 1996, Mr. Symons was an independent consultant. From April 1993 to April 1995, he was Vice President of Marketing at Software Research, Inc., a software testing tools company. From January 1993 to March 1993 he served as an independent consultant. From September 1990 to December 1992, he was Vice President, Marketing at PROCASE Corp., a development software manufacturer. Mr. Symons received a B.A. in Management Science and a B.A. in Computer Science in 1981 from the University of California, San Diego and an M.B.A. in 1983 from the University of California, Los Angeles.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company made its initial public offering on February 12, 1997 at a price of $8.00 per share. The Company's stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol FTSW. Prior to July 7, 1998 the Company had traded under the symbol QLIX.

  The following table sets forth, for the periods indicated, the range of high and low sales prices per share of common stock of the Company as reported on the NASDAQ Market System:

                                                                   HIGH   LOW
                        NASDAQ NATIONAL MARKET                    ------ ------
      Fiscal 1997
        Third Quarter (From February 12, 1997)................... $9.250 $5.250
        Fourth Quarter........................................... $9.000 $5.375
      Fiscal 1998
        First Quarter............................................ $6.500 $4.125
        Second Quarter........................................... $5.438 $2.875
        Third Quarter............................................ $3.750 $2.750
        Fourth Quarter........................................... $4.000 $1.250
      Fiscal 1999
        First Quarter (through September 4 , 1998)............... $2.469 $1.281

  As of September 4, 1998, there were 121 stockholders of record. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. In addition, the Company anticipates entering into a bank credit agreement that will prohibit it from paying cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

  The consolidated statements of operations data for the fiscal years ended June 30, 1998, 1997 and 1996 and the consolidated balance sheet data as of June 30, 1998 and 1997 are derived from the audited consolidated financial statements of the Company that are included elsewhere in this Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended June 30, 1995 and 1994 and the consolidated balance sheet data as of June 30, 1996, 1995, and 1994 are derived from audited consolidated financial statements included within the Company's other reports filed with the Securities and Exchange Commission ("SEC"). The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report on Form 10-K.

FIVE YEAR FINANCIAL SUMMARY

                                               YEARS ENDED JUNE 30,
                                      ------------------------------------------
                                       1998    1997(1) 1996(2)   1995     1994
                                      -------  ------- -------  -------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
  Revenue:
    Reliability software............  $16,034  $16,868 $8,965   $ 3,573  $   536
    Other products..................    8,027   10,336  5,360     4,723    4,868
    Support, maintenance and
     consulting.....................    5,954    4,942  2,210     1,107      649
                                      -------  ------- ------   -------  -------
      Total revenue.................   30,015   32,146 16,535     9,403    6,053
                                      -------  ------- ------   -------  -------
  Cost of revenue:
    Cost of reliability software....      976    3,738  3,640     1,619      291
    Cost of other products..........    5,758    7,289  3,781     3,332    3,396
    Cost of support, maintenance and
     consulting.....................    2,103    1,871  1,021       610      475
                                      -------  ------- ------   -------  -------
      Total cost of revenue.........    8,837   12,898  8,442     5,561    4,162
                                      -------  ------- ------   -------  -------
  Gross profit......................   21,178   19,248  8,093     3,842    1,891
  Operating expenses:
    Sales and marketing.............   19,878   11,280  5,101     3,463    2,490
    General and administrative......    4,724    2,878  1,920     1,239    1,528
    Research and development........    3,823    2,272    620       257      419
    Merger expenses.................      --       595    --        --       --
    Purchased in-process technology.      --       --     740       --       --
                                      -------  ------- ------   -------  -------
      Total operating expenses......   28,425   17,025  8,381     4,959    4,437
                                      -------  ------- ------   -------  -------
  Income (loss) from operations.....   (7,247)   2,223   (288)   (1,117)  (2,546)
    Gain on sale of investments.....        2      528    763        --       --
    Other income (expense), net.....      801      362     83       (63)     (16)
                                      -------  ------- ------   -------  -------
      Income (loss) before income
       taxes........................   (6,444)   3,113    558    (1,180)  (2,562)
      Provision for income taxes....      --       406    --        --       --
                                      -------  ------- ------   -------  -------
      Net income (loss).............  $(6,444) $ 2,707 $  558   $(1,180) $(2,562)
                                      =======  ======= ======   =======  =======
      Earnings per share:
      Basic.........................  $ (0.62) $  0.41 $ 0.21
                                      =======  ======= ======
      Diluted.......................  $ (0.62) $  0.29 $ 0.07
                                      =======  ======= ======
      Shares used in per share
       computation(3):
      Basic.........................   10,336    6,620  2,665
                                      =======  ======= ======
      Diluted.......................   10,336    9,312  8,177
                                      =======  ======= ======

                                                       (continued on next page)

                                                   AS OF JUNE 30,
                                         ---------------------------------------
                                          1998    1997(1)   1996(2)  1995  1994
                                         ------- -------   ------   ------ -----
                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
 Cash, cash equivalents and temporary
  investments........................... $11,874 $19,158   $3,587   $2,629 $ 331
 Total assets...........................  20,934  26,334    6,903    4,455 1,851
 Long-term obligations, less current
  portion...............................      87     191      290      153    10
 Stockholders' equity...................  14,139  20,103    2,846    2,479   100

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

  This Form 10-K contains forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed in this Form 10-K. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties. See "Business--Risk Factors."

OVERVIEW

  The Company began operating primarily as a distributor, value-added reseller
(VAR) and publisher of licensed third party client/server software products. In 1993, the Company focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a licensed core software engine. In May 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Anthill Incorporated ("Anthill"), including technology relating to a hierarchical storage management product under development. In August 1996, the Company merged with Octopus Technologies, Inc. ("Octopus Technologies") which had developed high availability and remote data mirroring products for the Windows NT operating environment. In October 1996, the Company introduced QualixHA+, currently known as HA+, which is based on an internally-developed core software engine. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than Licensed Products. Pursuant to this strategy, the Company ceased selling Qualix HA in February 1997. The Company completed its initial public offering in February 1997, receiving net proceeds of $14,950,000.

  In July 1998, the Company introduced FullTime software solutions. These solutions are designed to maintain service level availability during a variety of planned and unplanned computing events that can dramatically impact the availability of services and information. The Company believes that its FullTime products and solutions redefine high availability to solve a much broader market problem, offering a potential opportunity for the Company to dramatically expand the size of its potential market and to target enterprise-wide customers, as well as individual departmental customers. A key element of the Company's strategy is to sell FullTime products and solutions to strategic buyers such as CIOs, heads of IT and others responsible for maintaining SLAs between IT and line-of-business organizations. Increasingly, SLAs are becoming the basis on which lines-of-business organizations measure corporate IT performance concerning the required availability of business-critical applications and information.

  The Company's service level availability products and services are based on internally-developed technology including (i) network data application monitoring, (ii) system hardware/software monitoring and (iii) support for managing and monitoring disk volumes and volume managers, and externally-developed technology acquired in January, 1998 representing a messaging system with a distributed persistent database, event management, rule engine and application management.

  Prior to the Octopus Technologies merger, and prior to developing QualixHA+, the Company had minimal research and development expenditures and a correspondingly high cost of reliability software revenue. The Company expects its research and development expenditures to increase substantially in the future as a result of its increasing focus on internal development of products. See "Risk Factors--Need to Expand Product Development and Engineering Capability."

  The Company markets and sells reliability software through a combination of its field sales organization and indirect distribution channels. In addition, the Company sells other third party software and hardware products through its Qualix Direct telesales organization, which has recently transitioned into selling the Company's reliability products for Windows NT, the Octopus product line.

  The Company generally recognizes revenue from software license agreements upon shipment of the software if no significant future contractual obligations remain and collection of the resulting receivable is probable. Maintenance and technical support revenue is recognized over the term of the agreement, typically 12 months. Consulting and training revenue is recognized as services are provided. See Note 1 of Notes to Consolidated Financial Statements.

  Octopus Technologies Merger. In August 1996, Qualix merged with Octopus Technologies, whose product line consisted of remote data mirroring and high availability products for Windows NT. The merger was accounted for as a pooling-of-interests. Approximately $595,000 of costs directly attributable to the business combination, primarily professional fees associated with investment bankers, attorneys and accountants, were incurred by the Company during the first quarter of fiscal 1997. All financial statements contained herein have been restated to reflect the Octopus Technologies transaction.

  Anthill Acquisition. In May 1996, the Company acquired substantially all the assets and assumed certain of the liabilities of Anthill, including its data access management product. The Company acquired Anthill's technology in order to develop Qualix DataStar remote mirroring software. The Anthill acquisition resulted in a $740,000 writeoff of in-process technology in the fourth quarter of fiscal 1996.

  The Company filed a lawsuit against Anthill in May 1998; in the suit the Company contends that the software did not function as had been represented by Anthill, and it seeks a declaration that it need not make any more payments to Anthill under the Agreement, rescission of the Agreement and damages of $300,000 or more based upon payments already made to Anthill.

  On August 12, 1998, Anthill commenced arbitration proceedings against the Company alleging that the Company breached its agreement with Anthill by not making the annual installment payment due in May 1998. Anthill seeks damages of $375,000, plus interest, for the three remaining payments allegedly due under the agreement.

  The Company has denied the claims made by Anthill in the arbitration and intends to vigorously defend those claims. The Company has also submitted a counterclaim in the arbitration, in which it seeks the same relief it is demanding in its lawsuit. Management does not believe that the disposition of these actions will have a material adverse effect on the Company's business, financial condition or results of operations.

  Year 2000 Compliance Issues. Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has tested its current products for Year 2000 compliance and believes that its current products are Year 2000 compliant. However, the failure of the Company's current or prior products to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems, could cause a reduction in sales and could expose the Company to related litigation by its customers, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company utilizes third party equipment and software that may not be Year 2000 compliant. Except for suppliers of the desktop software, operating systems and the Company's proposed new financial system (as discussed in the following paragraph), the Company has made inquiries of all its material equipment and software suppliers as to the Year 2000 compliance of their products. Each such supplier has indicated that its equipment and/or software either is, or will be by December 31, 1999, Year 2000 compliant. The Company plans to conduct a Year 2000 compliance inquiry of the Company's suppliers of desktop software and operating systems in the first half of fiscal 1999 and to take such actions as are appropriate under the circumstances.

  The supplier of the Company's current financial information system has been unable to assure the Company that its software will be Year 2000 compliant. The Company has determined that minor modifications to the current financial information system would be required to make it Year 2000 compliant. The estimated cost of such modifications is expected to approximate $50,000. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of its financial information system to be Year 2000 compliant.

  The Company also has material relationships with third party suppliers and service providers who may utilize equipment or software that may not be Year 2000 compliant, such as financial institutions, shipping companies and payroll services. The Company has not inquired of any such material party as to their Year 2000 status, but the Company plans to conduct a Year 2000 compliance inquiry of such third parties in the first half of fiscal 1999. Based upon the results of such inquiry, the Company intends to take appropriate action. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of a material party to be Year 2000 compliant. Failure of any third-party's equipment or software to operate properly with regard to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems and could cause a reduction in sales, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

  The business, operating results and financial condition of the Company's customers could also be adversely affected to the extent that they utilize equipment or software that is not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to evaluate and correct their equipment or software for Year 2000 compliance and as they evaluate the Year 2000 compliance of like third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has not established a formal contingency plan for any potential failure of any of the Company's or any third party's equipment or software, but the Company plans to create such a formal contingency plan prior to June 30, 1999.

  The Company has, and will continue to make, certain investments in its equipment, software systems and applications to ensure that the Company is Year 2000 compliant and to evaluate the Year 2000 preparedness of the material third parties with whom it deals. To date, the Company has primarily used existing personnel and spent approximately $1,000 in order to evaluate the Year 2000 exposure and expects to spend an additional $25,000 in the next twelve months. As a result, the financial impact to the Company for Year 2000 compliance has not been and is not anticipated to be material to its financial position, results of operations or cash flows in any given year.

RESULTS OF OPERATIONS

  Selected elements of the Company's Consolidated Statements of Operations are shown below for the last three fiscal years as a percentage of total revenues and as a percentage change from year to year.

                                    YEAR ENDED JUNE 30,        % FLUCTUATION
                                    -----------------------  ------------------
                                                               1998      1997
                                                             COMPARED  COMPARED
                                     1998     1997    1996   TO 1997   TO 1996
                                    ------   ------  ------  --------  --------
Revenue:
  Reliability software.............   53.4%    52.5%   54.2%    (4.9)%    88.2%
  Other products...................   26.7     32.2    32.4    (22.3)     92.8
  Support, maintenance and
   consulting......................   19.9     15.3    13.4     20.5     123.6
                                    ------   ------  ------   ------    ------
    Total revenue..................  100.0    100.0   100.0     (6.6)     94.4
Cost of revenue:
  Cost of reliability software.....    3.2     11.6    22.0    (73.9)      2.7
  Cost of other products...........   19.2     22.7    22.9    (21.0)     92.8
  Cost of support, maintenance and
   consulting......................    7.0      5.8     6.2     12.4      83.3
                                    ------   ------  ------   ------    ------
    Total cost of revenue..........   29.4     40.1    51.1    (31.5)     52.8
                                    ------   ------  ------   ------    ------
Gross profit.......................   70.6     59.9    48.9     10.0     137.8
Operating expenses:
  Sales and marketing..............   66.2     35.1    30.8     76.2     121.1
  General and administrative.......   15.7      9.0    11.6     64.1      49.9
  Research and development.........   12.8      7.1     3.7     68.3     266.5
  Merger expenses..................    --       1.8     --    (100.0)      --
  Purchased in-process technology..    --       --      4.5      --     (100.0)
                                    ------   ------  ------   ------    ------
    Total operating expenses.......   94.7       53    50.6     67.0     103.1
                                    ------   ------  ------   ------    ------
Income (loss) from operations......  (24.1)     6.9    (1.7)  (426.0)   (871.9)
  Gain on sale of investments......    --       1.7     4.6    (99.6)    (30.8)
  Other income (expense), net......    2.7      1.1     0.5    121.3     336.1
                                    ------   ------  ------   ------    ------
Income (loss) before income taxes..  (21.4)     9.7     3.4   (338.0)    457.9
Provision for income taxes.........    --       1.3     --       --        --
                                    ------   ------  ------   ------    ------
Net income (loss)..................  (21.4)%    8.4%    3.4%  (338.0)%   385.1%
                                    ======   ======  ======   ======    ======

REVENUE

  Reliability Software. Revenue from the sale of reliability software decreased 5% to $16.0 million in fiscal 1998 from $16.9 million in fiscal 1997 and increased 88% in fiscal 1997 from $9.0 million in fiscal 1996. The decrease in fiscal 1998 is primarily attributable to a decline in sales force productivity during the year. Sales productivity levels declined in fiscal 1998 as a result of adding new sales personnel without a corresponding increase in revenue. The increase from fiscal 1996 to fiscal 1997 was primarily attributable to the broad market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in field sales offices and personnel and the expansion of the telesales and telemarketing organization. The Company's ability to increase revenues and improve operating results in future periods depends significantly on improving sales productivity levels.

  Other Products. Revenue from the sale of other products, which consist primarily of ancillary hardware and software products that are resold by Qualix Direct, decreased 22% to $8.0 million in fiscal 1998 from $10.3 million in fiscal 1997 and increased 93% in fiscal 1997 from $5.4 million in fiscal 1996. The decrease in fiscal 1998 is attributable to Qualix's continued focus on the sales of internally developed higher margin reliability products as compared to third party products. Prior growth rates in the Company's other product revenues are not indicative of future growth rates of revenue from other products and may not be sustainable in the future.

  Support, Maintenance and Consulting. Support, maintenance and consulting revenue increased 20% to $6.0 million in fiscal 1998 from $4.9 million in fiscal 1997 and increased 124% in fiscal 1997 from $2.2 million in fiscal 1996. The growth in support, maintenance and consulting revenue has been primarily attributable to increased sales of services and support contracts on new license sales and, to a lesser extent, on increasing renewals of these contracts as the Company's installed base of licenses has increased. The percentage increases in support, maintenance and consulting were higher than the percentage increases in reliability product revenue in fiscal 1997 because of support contract renewals from the Company's installed base and because the Octopus installed base historically had purchased minimal amounts of support. Prior growth rates in the Company's support, maintenance and consulting revenues are not indicative of future support, maintenance and consulting revenue growth rates and may not be sustainable in the future.

  International Revenue. Revenue generated from sales to customers outside the United States increased 23% to $6.6 million in fiscal 1998 from $5.4 million in fiscal 1997 and increased 88% from $2.9 million in fiscal 1996. The growth in international revenue has been attributable primarily to the increasing market acceptance of high availability products for the UNIX and Windows NT operating environments, the increase in field sales offices and increases in the number of international employees. At June 30, 1998 the Company had 23 foreign employees in 8 offices compared to 2 foreign employees in 2 offices at June 30, 1997 and no foreign employees at June 30, 1996.

COST OF REVENUE

  Cost of Reliability Software. Cost of revenue from the sale of reliability software decreased 74% to $1.0 million in fiscal 1998 from $3.7 million in fiscal 1997 and increased 3% in fiscal 1997 from $3.6 million in fiscal 1996. Gross margin on reliability software was 94% in fiscal 1998, 78% in fiscal 1997 and 59% in fiscal 1996. The increase in gross margin on reliability software in fiscal 1998 is due to increased sales volumes of higher margin internally developed reliability products, primarily HA+ that have little or no royalty or licensing components. The increase in gross margin in fiscal 1997 primarily resulted from increasing percentages of revenue from higher margin reliability software, including both QualixHA and OctopusHA+.

  Cost of Other Products. Cost of revenue from the sale of other products decreased to $5.8 million in fiscal 1998 from $7.3 million in fiscal 1997 and $3.8 million in fiscal 1996. Gross margin on the products declined to 28% in fiscal 1998 from 29% in fiscal 1997 and 1996. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on internally developed higher margin products.

  Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting revenue increased 12% to $2.1 million in fiscal 1998 from $1.9 million in fiscal 1997 and $1.0 million in fiscal 1996. This is a result of increased personnel-related costs as the Company continues to build its customer support and training organizations. Gross margin on support, maintenance and consulting revenue was 65% in fiscal 1998,

62% in fiscal 1997 and 54% in fiscal 1996. The increasing margin in both fiscal 1998 and fiscal 1997 was due to the higher average selling prices, increases in the Company's support staff and a corresponding reduction in the use of outside consultants.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses increased to $19.9 million in fiscal 1998 from $11.3 million in fiscal 1997 and $5.1 million in fiscal 1996. Sales and marketing expenses increased as a percentage of revenue to 66.2% in fiscal 1998 from 35.1% in fiscal 1997 and increased in fiscal 1997 from 30.8% in fiscal 1996. The increases on both an absolute and a percentage basis from fiscal 1997 to fiscal 1998 were primarily a result of the expanded infrastructure to support the Company's growing global presence, principally in the second half of the year, including the opening of nine new sales offices worldwide, and the added personnel to expand the Company's marketing and distribution capabilities. The increase in absolute dollars from fiscal 1996 to fiscal 1997 is primarily related to growth in the Company's domestic sales and marketing infrastructure through the increase in the number of employees and the opening of eleven sales offices throughout the United States. The Company believes that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff and its marketing and distribution capabilities.

  General and Administrative. General and administrative expenses increased to $4.7 million in fiscal 1998 from $2.9 million in fiscal 1997 and $1.9 million in fiscal 1996. General and administrative expenses as a percentage of revenue were 15.7%, 9.0% and 11.6% in fiscal 1998, 1997 and 1996, respectively. These increases in absolute dollars are attributable to the costs associated with increased staffing and the related costs required to manage and support the Company's operations. Increases in 1997 and 1998 expenses also reflect additional costs associated with being a public company. The Company expects that general and administrative expenses will increase in absolute dollars as the Company expands its support staff.

  Research and Development. Research and development increased to $3.8 million in fiscal 1998 from $2.3 in fiscal 1997 and $620,000 in fiscal 1996. Research and development expenses increased as a percentage of total revenue to 12.8% in fiscal 1998 from 7.1% in fiscal 1997 and 3.7% in fiscal 1996. These increases were primarily attributable to increased staffing and related expenses required to support product development activities, including development of the FullTime service level availability products introduced in July 1998, development and enhancement of HA+, the Company's UNIX-based high availability products, and adding features to the Company's Octopus family of reliability products including application failover and support for Microsoft Cluster Server. The Company believes that research and development expenses will continue to increase in absolute dollars and as a percentage of revenues from the levels experienced in fiscal 1998 as the Company continues to invest in developing new products, applications and product enhancements.

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

NON-OPERATING ITEMS

  Gain on Sale of Investments. In May 1995, the Company received shares of Veritas common stock pursuant to a merger agreement between Veritas and Tidalwave Technologies, Inc. In September 1995, the Company sold 75% of the shares and realized a gain of $763,000. In June, 1997 the Company sold the remaining 25% of the shares and realized a gain of $528,000.

  Other Income, (Expense), net. Other Income, (Expense), net increased $439,000 or 121% to $801,000 for fiscal 1998 from $362,000 for fiscal 1997and increased $279,000 or 336% year over year from $83,000 in fiscal

1996. This increase reflects higher average investment balances for during the year, largely attributable to the Company's initial public offering in February 1997.

  Provision for Income Taxes. The Company recorded no provision for income taxes in fiscal 1998 as the Company incurred losses during the period. The Company had an effective tax rate of 13% for fiscal 1997 due primarily to Alternative Minimum Tax imposed by the Internal Revenue Service and state income taxes. Due to the Company's utilization of net operating loss carryforwards, the effective tax rate for fiscal 1997 was lower than the statutory rate. There was no provision for income taxes in fiscal 1996 which reflects the reversal of the valuation reserve against deferred income taxes to the extent of current period earnings. See Income Taxes footnote within the Consolidated Financial Statements.

BUSINESS ENVIRONMENT

  The Company has incurred significant net losses since its inception and had an accumulated deficit of approximately $11.0 million as of June 30, 1998. The Company is subject to the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Business-Risk Factors".

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had $11.9 million in cash, cash equivalents and temporary investments, compared to $19.2 million at June 30, 1997, a decrease of $7.3 million. At June 30, 1998, the Company had working capital of $10.4 million compared to $18.7 million at June 30, 1997.

  Cash Flows From Operating Activities. Net Cash used in operations was $4.5 million in fiscal 1998 which was a $6.6 million increase from the prior year. This increase is attributed primarily to the loss from operations plus increases in prepaid expenses and decreases in accounts payable and accrued expenses offset by increases in depreciation and amortization and deferred revenue and advances and a decrease in accounts receivable. During fiscal 1997, cash provided by operating activities was attributable to income from operations plus increases in accrued liabilities, deferred revenue and advances and accounts payable offset by increases in accounts receivable and other current assets. The increases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

  Cash Flows From Investing Activities and Financing Activities. Net cash provided by investing activities of $1.3 million for fiscal 1998 consisted of $3.3 million in purchases of property and equipment and $12.8 million in net purchases of temporary investments offset by proceeds from maturity or sale of temporary investments of $17.4 million. Purchases of property and equipment were related to the relocation to the Company's new corporate headquarters in the fourth quarter of fiscal 1998. Net cash used by investing activities in fiscal 1997 was $10.6 million consisting of $21.2 million in purchases of temporary investments and $1.5 million in purchases of property and equipment offset by proceeds from maturity or sale of temporary investments of $12.2 million. Net cash provided by financing activities in fiscal 1997 was $15.0 million representing $15.1 million in proceeds from the sale or maturity of common stock offset by repayment of long-term obligations.

  The Company believes that cash, cash equivalents and temporary investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through fiscal 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments for hedging, speculative or trading purposes.

  The Company maintains a portfolio of cash equivalents and temporary investments consisting mainly of securities with an average maturity of 3.6 years. These available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity and therefore would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its portfolio.

   AMOUNTS BY MATURITY:                          FY 1999  FY 2000 FY 2008  FY 2030
   --------------------                          -------  ------- -------  -------
   Cash Equivalents............................. $4,367    $ --   $  --     $ --
     Average interest rate......................   5.69%
   Temporary investments........................ $3,264    $ 441  $1,100    $ 200
     Average interest rate......................   6.36%    6.69%   5.74%    5.65%
   Total Portfolio.............................. $7,631    $ 441  $1,100    $ 200
     Average interest rate......................   6.02%    6.69%   5.74%    5.65%

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX                                                                       PAGE
-----                                                                       ----
CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report...............................................  35
Consolidated Balance Sheets at June 30, 1998 and 1997......................  36
Consolidated Statements of Operations for Years Ended June 30, 1998, 1997
 and 1996..................................................................  37
Consolidated Statements of Stockholders' Equity for Years Ended June 30,
 1998, 1997 and 1996.......................................................  38
Consolidated Statements of Cash Flows for Years Ended June 30, 1998, 1997
 and 1996..................................................................  39
Notes to Consolidated Financial Statements.................................  40
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
  Schedule II--Valuation and Qualifying Accounts...........................  52

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Qualix Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Qualix Group, Inc. and subsidiaries ("the Company") as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the consolidated financial statement schedule listed in the Index at Item 8. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Qualix Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

San Jose, California
July 23, 1998

                               QUALIX GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,
                                                                ----------------
                                                                 1998     1997
                                                                -------  -------
                            ASSETS
                            ------
Current Assets:
  Cash and cash equivalents.................................... $ 6,869  $ 9,617
  Temporary investments........................................   5,005    9,541
  Accounts receivable, less allowance for doubtful accounts
  ($537 in 1998 and $386 in 1997)..............................   4,236    5,147
  Inventories..................................................     142      194
  Prepaid expenses.............................................     910      276
                                                                -------  -------
     Total current assets......................................  17,162   24,775
Property and equipment, net....................................   3,772    1,559
                                                                -------  -------
     Total Assets.............................................. $20,934  $26,334
                                                                =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
  Accounts payable.............................................     851    1,280
  Accrued liabilities..........................................   2,743    2,748
  Deferred revenue and advances................................   2,856    1,795
  Income taxes payable.........................................     --        91
  Current portion of long-term obligations.....................     258      126
                                                                -------  -------
     Total current liabilities.................................   6,708    6,040
                                                                -------  -------
Long-term obligations (Note 7).................................      87      191
Commitments and contingencies (Note 7)
Stockholders' Equity:
  Convertible preferred stock--par value $0.001; 5,000,000
   shares authorized; shares outstanding: none in 1998 or 1997.     --       --
  Common stock--par value $0.001; 20,000,000 shares authorized;
   shares outstanding: 10,635,456 shares in 1998 and 10,305,605
   shares in 1997..............................................  25,469   24,862
  Notes receivable from sale of stock..........................    (345)    (175)
  Net unrealized loss on available-for-sale securities.........     --       (43)
  Accumulated deficit.......................................... (10,985)  (4,541)
                                                                -------  -------
     Total stockholders' equity................................  14,139   20,103
                                                                -------  -------
     Total liabilities and stockholders' equity................ $20,934  $26,334
                                                                =======  =======

                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       YEARS ENDED JUNE 30,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
Revenue:
  Reliability software............................... $16,034  $16,868  $ 8,965
  Other products.....................................   8,027   10,336    5,360
  Support, maintenance and consulting................   5,954    4,942    2,210
                                                      -------  -------  -------
    Total revenue....................................  30,015   32,146   16,535
                                                      -------  -------  -------
Cost of revenue:
  Cost of reliability software.......................     976    3,738    3,640
  Cost of other products.............................   5,758    7,289    3,781
  Cost of support, maintenance and consulting........   2,103    1,871    1,021
                                                      -------  -------  -------
    Total cost of revenue............................   8,837   12,898    8,442
                                                      -------  -------  -------
Gross profit.........................................  21,178   19,248    8,093
Operating expenses:
  Sales and marketing................................  19,878   11,280    5,101
  General and administrative.........................   4,724    2,878    1,920
  Research and development...........................   3,823    2,272      620
  Merger expenses....................................      --      595       --
  Purchased in-process technology....................      --       --      740
                                                      -------  -------  -------
    Total operating expenses.........................  28,425   17,025    8,381
                                                      -------  -------  -------
Income (loss) from operations........................  (7,247)   2,223     (288)
Other income (expense):
  Gain on sale of investments........................       2      528      763
  Interest income....................................     830      403       88
  Interest expense...................................     (29)     (41)      (5)
                                                      -------  -------  -------
    Total other income...............................     803      890      846
                                                      -------  -------  -------
Income (loss) before income taxes....................  (6,444)   3,113      558
Provision for income taxes...........................      --      406       --
                                                      -------  -------  -------
    Net income (loss)................................ $(6,444) $ 2,707  $   558
                                                      =======  =======  =======
Earnings (loss) per share:
  Basic.............................................. $ (0.62) $  0.41  $  0.21
                                                      =======  =======  =======
  Diluted............................................ $ (0.62) $  0.29  $  0.07
                                                      =======  =======  =======
Shares used in per share computation:
  Basic..............................................  10,336    6,620    2,665
                                                      =======  =======  =======
  Diluted............................................  10,336    9,312    8,177
                                                      =======  =======  =======

                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    NET
                                                                                UNREALIZED
                              CONVERTIBLE                             NOTES     GAIN (LOSS)
                            PREFERRED STOCK         COMMON STOCK    RECEIVABLE ON AVAILABLE-
                          ---------------------  ------------------ FROM SALE    FOR-SALE    ACCUMULATED
                            SHARES     AMOUNT      SHARES   AMOUNT   OF STOCK   SECURITIES     DEFICIT    TOTAL
                          ----------  ---------  ---------- ------- ---------- ------------- ----------- -------
Balance July 1, 1995....   3,915,660      7,879   2,324,324   1,396      (8)        1,018       (7,806)    2,479
 Exercise of Series C
  preferred stock op-
  tions.................      23,333         56         --      --      (56)          --           --        --
 Exercise of Series D
  preferred stock op-
  tions.................      40,000         96         --      --      (96)          --           --        --
 Conversion of short-
  term notes for common
  stock, net of issuance
  costs of $11..........         --         --      457,246     319     --            --           --        319
 Exercise of stock op-
  tions.................         --         --       99,172      20      (9)          --           --         11
 Issuance of common
  stock for services
  rendered..............         --         --       62,760      12     --            --           --         12
 Net unrealized gain
  (loss) on available-
  for-sale securities...         --         --          --      --      --           (533)         --       (533)
 Net income.............         --         --          --      --      --            --           558       558
                          ----------  ---------  ---------- -------   -----       -------     --------   -------
Balances, June 30, 1996.   3,978,993      8,031   2,943,502   1,747    (169)          485       (7,248)    2,846
 Conversion of preferred
  stock.................  (3,978,993)    (8,031)  4,774,791   8,031     --            --           --        --
 Initial public offer-
  ing, net of issuances
  costs of $1,433.......         --         --    2,201,981  14,950     --            --           --     14,950
 Exercise of stock op-
  tions.................         --         --      112,419      26      (6)          --           --         20
 Exercise of stock war-
  rants.................         --         --      272,912     108     --            --           --        108
 Net unrealized gain
  (loss) on available-
  for-sale securities...         --         --          --      --      --           (528)         --       (528)
 Net income.............         --         --          --      --      --            --         2,707     2,707
                          ----------  ---------  ---------- -------   -----       -------     --------   -------
Balances, June 30, 1997.         --   $     --   10,305,605 $24,862   $(175)         $(43)      (4,541)  $20,103
 Exercise of stock op-
  tions.................         --         --      212,530     200    (170)          --           --         30
 Employee stock purchase
  plan..................         --         --      117,321     407     --            --           --        407
 Net unrealized gain
  (loss) on available-
  for-sale securities...         --         --          --      --      --             43          --         43
 Net loss...............         --         --          --      --      --            --        (6,444)   (6,444)
                          ----------  ---------  ---------- -------   -----       -------     --------   -------
Balances, June 30, 1998.         --   $     --   10,635,456 $25,469   $(345)      $   --      $(10,985)  $14,139
                          ==========  =========  ========== =======   =====       =======     ========   =======

                See notes to consolidated financial statements.

                               QUALIX GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEARS ENDED JUNE 30,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
Cash flows from operating activities:
 Net income (loss)................................  $ (6,444) $  2,707  $   558
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization...................       932       323       87
  Amortization of discount on long-term
   obligations....................................        28        36      --
  (Gain) loss on disposal of fixed assets.........       164       --       --
  Gain on sale of available-for-sale securities...       --       (528)    (763)
  Purchased in-process technology.................       --        --       740
  Changes in:
  Accounts receivable.............................       911    (2,342)  (1,300)
  Inventories.....................................        52       (86)      (5)
  Prepaid expenses................................      (634)     (216)     (14)
  Accounts payable................................      (429)      283      250
  Accrued liabilities.............................        (5)    1,333      572
  Income taxes payable............................       (91)       91      --
  Deferred revenue and advances...................     1,061       708      735
  Liability under employment termination
   agreement......................................       --       (151)     (72)
                                                    --------  --------  -------
  Net cash provided by (used in) operating
   activities.....................................    (4,455)    2,158      788
                                                    --------  --------  -------
Cash flows from investing activities:
 Purchases of property and equipment, net.........    (3,309)   (1,539)    (267)
 Purchase of temporary investments................   (12,819)  (21,240)     847
 Proceeds from maturity or sale of temporary
  investments.....................................    17,398    12,185      --
 Business acquisition.............................       --         --     (617)
                                                    --------  --------  -------
  Net cash provided by (used in) investing
   activities.....................................     1,270   (10,594)     (37)
                                                    --------  --------  -------
Cash flows from financing activities:
 Issuance of convertible promissory notes.........       --        --       315
 Repayments of capital lease obligations, net.....       --         (1)      (7)
 Issuance of long-term obligations................       --        --       405
 Repayment of long-term obligations...............       --       (125)     --
 Proceeds from issuance of preferred and common
  stock, net......................................       437    15,077       27
                                                    --------  --------  -------
  Net cash provided by financing activities.......       437    14,951      740
                                                    --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................    (2,748)    6,515    1,491
Cash and cash equivalents, beginning of year......     9,617     3,102    1,611
                                                    --------  --------  -------
Cash and cash equivalents, end of year............  $  6,869  $  9,617  $ 3,102
                                                    ========  ========  =======
Noncash investing and financing activities:
 Conversion of preferred shares to common stock...       --   $  8,031      --
                                                    ========  ========  =======
 Exercise of options for stockholder notes
  receivable......................................  $    170  $     10  $   161
                                                    ========  ========  =======
 Conversion of promissory notes for stock, net of
  issuance costs..................................  $    --   $    --   $   315
                                                    ========  ========  =======
 Issuance of common stock for services rendered...  $    --   $    --   $    13
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
 Cash paid during the year for interest...........  $    --   $     41  $    28
                                                    ========  ========  =======
 Cash paid during the year for income taxes.......  $    --   $    314  $   --
                                                    ========  ========  =======

                See notes to consolidated financial statements.

                              QUALIX GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations. Qualix Group, Inc. ("the Company") was incorporated in Delaware in September 1990. The Company develops or acquires, markets and supports reliability software for distributed computing systems based on Unix and Windows NT operating systems. The Company's customers are in a variety of industries, including telecommunications, finance, manufacturing and energy. The Company markets its software and services to Fortune 2000 accounts primarily through its field sales organization located in the United States, Europe and the Pacific Rim complemented by other sales channels, including systems integrators, OEMs, VARs and international distributors.

  Basis of Presentation. The Company acquired Octopus Technologies, Inc. ("Octopus") in August 1996. The acquisition was accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical financial information of Octopus.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Accounts denominated in foreign currencies have been remeasured into the functional currency , using the U.S. dollar as the functional currency. Foreign currency gains and losses from remeasurement, which have been insignificant, are included in the consolidated statements of income.

  Cash Equivalents. Cash equivalents include highly liquid investments with original maturities of 90 days or less at the time of acquisition. The recorded carrying amounts of cash equivalents approximate their fair market value.

  Temporary Investments. Temporary investments consist of highly liquid investments acquired with maturities exceeding three months and are classified as "available-for-sale securities". The investments are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of taxes. Any gains or losses on sales of investments are computed on a specific identification basis.

  Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of computer products, software and component parts purchased for resale.

  Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally three to seven years, or the lease term, as appropriate.

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

  Software Development Costs. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially complete concurrent with the establishment of technological feasibility.

  Revenue Recognition Policy. Software license revenue is recognized when either a noncancelable license agreement or purchase order has been executed, the product has been shipped, all significant contractual obligations have been satisfied and collection of the resulting receivable is probable. Maintenance revenue is recognized ratably over the maintenance period, generally one year, and revenue from consulting and training services is recognized as services are performed.

  Warranty. The Company generally warrants its products for 90 days or less. The Company has no provision for warranty costs at June 30, 1998 as historically costs have not been significant.

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

  Earnings (Loss) Per Share. During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. All prior periods have been restated to conform with this Statement. Net income (loss) per basic share is computed using the weighted average number of common shares outstanding during the periods presented, as adjusted for contingently issuable shares.

  For diluted net income (loss) per share, shares used in the per share computation include weighted average common and potentially dilutive common shares outstanding. Potentially dilutive common shares consist of shares issuable upon the assumed exercise of dilutive stock options. Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, all outstanding preferred stock and warrants that were converted into common stock in the initial public offering are included in the computation as potentially dilutive shares when the effect is dilutive. Prior to the Company's initial public offering in February 1997, potentially dilutive shares include preferred stock and certain warrants (using the "if converted" method) as well as common and potentially dilutive shares issued within 12 months preceding the initial filing date.

  Options to purchase 200,000 shares of common stock were outstanding during fiscal 1998 but were not included in the computation of diluted EPS as the effect was anti-dilutive.

  Certain Significant Risks and Uncertainties. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, temporary cash investments and accounts receivable. The Company invests in a variety of financial instruments with an investment credit rating of AA and better. The Company, by policy, limits the amount of credit exposure with any one financial instrument or commercial issuer. The Company also places its cash, cash equivalents and investments for safekeeping with high-credit-quality financial institutions. The Company sells its products primarily to companies in diversified industries in North America, Europe and the Pacific Rim, and generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. While the Company maintains allowances for potential bad debt losses, actual losses to date have not been material. No customer accounted for more than 10% of total revenue in 1998, 1997 and 1996; one customer accounted for 11% of accounts receivable in fiscal 1998. Export sales from the United States represented 22%, 17% and 17% of total revenue in fiscal 1998, 1997 and 1996 respectively.

  The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other issues or factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; performance of third-party suppliers and vendors; year 2000 compliance issues; and the Company's ability to attract and retain employees necessary to support its growth.

  Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No.130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No.131, " Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS 131 reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company beginning July 1, 1998, with earlier application permitted.

2. BUSINESS COMBINATIONS

  Merger with Octopus Technologies, Inc. In August 1996, the Company acquired Octopus by issuing 1,597,173 shares of its common stock and 280,673 shares of Series E preferred stock in exchange for all of the outstanding common stock and preferred stock of Octopus. The Company also assumed and exchanged all options to purchase Octopus stock for options to purchase an aggregate of 149,590 shares of the Company's common stock with an average exercise price of $2.60 per share. The merger was accounted for as a pooling-of-interests. Octopus develops, markets and supports real time data protection software throughout the United States and internationally. Approximately $595,000 of costs directly attributable to the business combination, primarily professional fees associated with investment bankers, attorneys and accountants, were incurred by the Company.

  Purchase of Anthill Incorporated. In May 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Anthill Incorporated ("Anthill"). The purchase price totaled approximately $675,000, of which $175,000 was paid at the closing of the transaction with the remaining purchase price to be paid in four annual installments of $125,000 each (see Note 7). Anthill was engaged in the development of a hierarchical storage management product.

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

3. TEMPORARY INVESTMENTS

  Available-for-sale securities at June 30, 1998 consist of (in thousands):

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
     (DOLLARS IN THOUSANDS)              COST      GAINS      LOSSES     VALUE
     ----------------------            --------- ---------- ---------- ---------
     Municipal bonds..................  $ 1,300                         $1,300
     Corporate bonds..................  $ 1,955     $ 1        $(1)     $1,955
     Certificates of deposit..........  $ 1,750                         $1,750
                                        -------     ---        ---      ------
                                        $ 5,005     $ 1        $(1)     $5,005
                                        =======     ===        ===      ======

  Available-for-sale securities at June 30, 1997 consist of (in thousands):

                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED  MARKET
     (DOLLARS IN THOUSANDS)              COST      GAINS      LOSSES     VALUE
     ----------------------            --------- ---------- ---------- ---------
     Commercial paper.................  $ 3,935                         $3,935
     Municipal bonds..................  $ 3,605                $ (5)    $3,600
     Corporate bonds..................  $ 1,015                $(18)    $  997
     Agency securities................  $ 1,029                $(20)    $1,009
                                        -------     ----       ----     ------
                                        $ 9,584     $--        $(43)    $9,541
                                        -------     ----       ----     ------

  At June 30, 1998, the municipal bonds had maturities greater than 10 years. The estimated market value of corporate bonds with maturities between one and five years was $949,000 with the remaining available-for-sale securities maturing within one year. All certificates of deposit mature during fiscal 1999.

  At June 30, 1995, the Company held 46,121 shares of common stock of a public company which were subject to certain holding restrictions. During 1996, the Company sold 34,590 shares and realized a gain of $763,000, net of legal costs of $84,500. In June 1997, the Company sold the remaining shares and realized a gain of $828,000. The gain on the sale of stock was recorded, net of legal costs of $300,000. The Company realized an insignificant gain on the sale of investments in fiscal 1998.

4. PROPERTY AND EQUIPMENT

  Property and equipment at June 30 consist of (in thousands):

                                                                  1998    1997
                                                                 ------  ------
     Computer equipment and software............................ $4,041  $2,250
     Furniture and fixtures.....................................    554      67
     Office equipment...........................................    176      14
     Leasehold improvements.....................................    697      39
                                                                 ------  ------
                                                                  5,468   2,370
     Less accumulated depreciation and amortization............. (1,696)   (811)
                                                                 ------  ------
     Property and equipment--net................................ $3,772  $1,559
                                                                 ======  ======

5. ACCRUED LIABILITIES

  Accrued liabilities at June 30 consist of (in thousands):

                                                                   1998   1997
                                                                  ------ ------
     Compensation, bonuses and related benefits.................. $1,143 $  988
     Royalties payable and costs associated with product
      acquisition................................................    130    666
     Other accrued liabilities...................................  1,470  1,094
                                                                  ------ ------
       Total..................................................... $2,743 $2,748
                                                                  ====== ======

6. INCOME TAXES

  The provision for income taxes consists of the following:

                                                                 1998 1997  1996
                                                                 ---- ----  ----
     Current:
       Federal.................................................. $--  $ 83  $--
       State....................................................  --   367   --
                                                                 ---- ----  ----
                                                                  --   450   --
                                                                 ---- ----  ----
     Deferred:
       Federal..................................................  --   --    --
       State....................................................  --   (44)  --
                                                                 ---- ----  ----
                                                                  --   (44)  --
                                                                 ---- ----  ----
                                                                 $--  $406  $--
                                                                 ==== ====  ====

  The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal rate to the income (loss) before income taxes as follows:

                                                           1998    1997   1996
                                                           -----   -----  -----
     Taxes computed at federal statutory rate............. (35.0)%  35.0%  35.0%
     State taxes net of federal income tax benefit........   --      6.0    6.1
     Nondeductible merger and other costs.................  (2.6)    6.7    6.6
     Change in valuation allowance........................  36.6   (36.2) (50.0)
     Other................................................   1.0     1.5    2.3
                                                           -----   -----  -----
       Total provision....................................   -- %   13.0%   -- %
                                                           =====   =====  =====

  The tax effects of temporary differences that give rise to deferred taxes are as follows at June 30 (in thousands):

                                                                  1998    1997
                                                                 -------  -----
     Deferred tax assets:
       Deferred revenue......................................... $   299  $ --
       Expenses not currently deductible for tax purposes.......     557    144
       Tax net operating loss carryforwards.....................   2,168    292
       Tax credit carryforwards.................................     416     87
       Purchased in-process technology..........................     260    278
                                                                 -------  -----
         Total deferred tax assets..............................   3,700    801
       Valuation allowance......................................  (3,656)  (757)
                                                                 -------  -----
         Net deferred tax assets................................ $    44  $  44
                                                                 =======  =====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The deferred tax assets at June 30, 1998 and 1997 are $3,700,000 and $801,000, respectively, and have been substantially reserved as the Company believes that, due to its history of operating losses and the expiration dates of the carryforwards, it is more likely than not that the majority of such benefits will not be realized. Deferred tax assets are presented within prepaid expenses on the Consolidated Balance Sheet as of June 30, 1998.

  At June 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $6,000,000 and 1,400,000 available to reduce future federal and state taxable income, respectively. The federal and state carryforwards begin to expire in 2011 and 2003, respectively. The Company has federal research and experimental credit carryforwards of $377,000, which expire beginning in 2018, and minimum tax credit carryforwards of $39,000 which do not expire. The extent to which the loss and credit carryforwards can be used to offset future taxable income or taxes may be limited, depending on the extent of ownership changes within any three-year period as provided by Section 382 of the Internal Revenue Code and applicable California state tax law.

7. COMMITMENTS AND CONTINGENCIES

  Operating Leases. The Company leases certain office facilities under noncancellable operating leases which expire through May 31, 2003. Under the terms of the facility leases, the Company is responsible for its proportionate share of maintenance, property tax and insurance expenses. The corporate headquarters lease provides an option to extend the lease for five years. The future minimum annual rental payments under these leases are as follows (in thousands):

             Year Ended June 30,
               1999............................ $  959
               2000............................    893
               2001............................    681
               2002............................    591
               2003............................    500
                                                ------
                                                $3,624
                                                ======

  Facilities rent expense under operating leases was approximately $812,000, $441,000, and $243,000 for fiscal years 1998, 1997 and 1996, respectively.

  Anthill Acquisition. In connection with the Anthill acquisition, the Company has a remaining obligation to pay three annual installments of $125,000 each (see Note 2). The present value of the obligation is discounted at 9% and aggregates approximately $345,000. The Company has granted a security interest in the software technology acquired from Anthill in order to secure the obligation.

  Software License Agreement. In April 1998, the Company entered into a Development and License Agreement (the "Agreement") which provides the Company an exclusive, perpetual worldwide right to license certain of the Licensor's product, as well as a non-exclusive, perpetual, worldwide right to license related support software tools. Under the terms of the agreement, the Company is required to pay a specified royalty based on a percentage of revenue generated from products sold with technology therein up to a maximum of $3,000,000, at which time all technology rights will transfer to the Company. At June 30, 1998, the Company had prepaid $500,000 under the Agreement. If and when the Company develops the existing object code to run on other software platforms, the Licensor will have the right to sublicense such software and will pay a specified royalty based on a percentage of revenue generated from products sublicensed with the related technology therein.

  Contingency. The industry in which the Company operates is characterized by frequent litigation. The Company filed a lawsuit against Anthill in May, 1998; in the suit the Company contends that the software did not function as had been represented by Anthill, and it seeks a declaration that it need not the remaining payments to Anthill under the Agreement, rescission of the Agreement and damages of $300,000 or more based upon payments already made to Anthill.

  On August 12, 1998, Anthill commenced arbitration proceedings against the Company alleging that the Company breached its agreement with Anthill by not making the annual installment payment due in May 1998 (See Note 2). Anthill seeks damages of $375,000, plus interest, for the three remaining payments allegedly due under the agreement.

  The Company has denied the claims made by Anthill in the arbitration and intends to vigorously defend those claims. The Company has also submitted a counterclaim in the arbitration, in which it seeks the same relief it is demanding in its lawsuit. Management does not believe that the disposition of these actions will have a material adverse effect on the Company's business, financial condition or results of operations.

8. STOCKHOLDERS' EQUITY

  Initial Public Offering. In February 1997, the Company completed its initial public offering and issued 2,201,981 shares of common stock to the public at a price of $8.00 per share. As a result of this offering, the Company received $14,950,000, net of underwriting discounts, commissions, offering costs and expenses payable by the Company. Simultaneously, all outstanding preferred shares were automatically converted into common stock.

  Shareholder Rights Plan. In July 1997, the Company's Board of Directors approved a stock purchase rights plan which provides a dividend distribution of one common stock purchase right for each outstanding share of its common stock. The rights become exercisable based on certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions of the Company. In the event one of the limited conditions is triggered, each right entitles the registered holder to purchase for $60 per one-thousandth of a Preferred Share of Qualix Series A Junior Participating Preferred Stock with a par value of $.001 per share. The rights are redeemable at the Company's option for $0.01 per right and expire on July 30, 2007.

  Employee Stock Purchase Plan. The Company has an employee stock purchase plan, under which employees may, subject to certain restrictions, purchase shares of common stock at six month intervals at a price not less than 85 percent of the lower of the fair market value as of the beginning or the end of the two year offering period. 117,321 shares have been issued under this Plan to date as of June 30, 1998. At June 30, 1998, 232,679 shares were reserved for future issuance.

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

  In July 1996, two officers exercised unvested stock options to purchase 50,266 shares of common stock at $0.20 per share. The options were exercised in exchange for full recourse promissory notes which bear interest at 6.74% per annum, are due July 2001 and are secured by the underlying stock. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. These restricted shares vest over four years in accordance with the terms of the original stock options.

  In January 1998, an officer exercised unvested stock options to purchase 60,000 shares of common stock at $2.75 per share with a full recourse promissory note which bears interest at 6.13% per annum. The note is due

January 2008 and is secured by the underlying stock. The related shares of common stock are subject to repurchase by the Company at the original purchase price per share upon termination of employment prior to vesting of such shares. These restricted shares vest over four years in accordance with the terms of the original stock options.

  At June 30, 1998, 91,751 outstanding shares of such common stock were subject to repurchase.

  In January 1998 an officer exercised vested stock options to purchase 10,000 shares of common stock at $0.20 per share with a full recourse promissory note which bears interest at 5.83% per annum. The note is due January 2003 and is secured by the underlying stock.

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

  A summary of option transactions under the plans are summarized as follows:

                                                       OUTSTANDING OPTIONS
                                                    ---------------------------
                                                               WEIGHTED AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                    ---------  ----------------
     Balance, July 1, 1995.........................   232,840       $0.47
       Granted (weighted average fair value of
        $0.08).....................................   478,078        0.59
       Exercised...................................   (51,172)       0.20
       Cancelled...................................   (56,151)       0.20
                                                    ---------       -----
     Balance, June 30, 1996........................   603,595        0.61
       Granted (weighted average fair value of
        $3.23).....................................   500,400        5.92
       Exercised...................................  (112,419)       0.23
       Cancelled...................................   (56,983)       2.66
                                                    ---------       -----
     Balance, June 30, 1997........................   934,593        3.38
       Granted (weighted average fair value of
        $1.99)..................................... 1,660,381        3.50
       Exercised...................................  (212,530)       0.95
       Cancelled...................................  (913,358)       4.99
                                                    ---------       -----
     Balance, June 30, 1998........................ 1,469,086       $2.85
                                                    =========       =====

  At June 30, 1998, options for 768,483 shares were exercisable under the Plans and 288,980 shares were available for future grant.

  The following table summarizes information concerning options outstanding and exercisable as of June 30, 1998:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------------- --------------------------
                             WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
   RANGE OF        NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
EXERCISE PRICES  OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
---------------  ----------- ---------------- -------------- ----------- --------------
$0.08--$0.73        168,247        7.69           $ 0.35       161,804       $ 0.36
$1.60--$2.50        108,372        8.19             2.12        48,996         2.12
$2.75--$3.03        863,443        9.35             2.79       384,483         2.75
$3.06--$8.50        327,340        8.71             6.75       171,516         6.74
   $21.65             1,684        5.44            21.65         1,684        21.65
                  ---------        ----           ------       -------       ------
                  1,469,086        8.94           $ 2.85       768,483       $ 2.65
                  =========                                    =======

  Stock Option Repricing. During the third quarter of fiscal 1998, the Company approved a cancellation and regrant of outstanding stock options for all holders of outstanding options with exercise prices in excess of the closing selling price per share on January 23, 1998. 434,378 options were repriced at an exercise price of $2.75 per share, the fair market value of the stock on January 23, 1998, the regrant date. The repriced options become exercisable in accordance with the same exercise schedule in effect under the higher priced option to which such new option relates except that no portion of the option may be exercised prior to one year from the regrant date. The regrant applied to all employees and consultants of the Company; officers of the Company were excluded from the repricing arrangement.

  Stock Based Compensation. The Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 in accounting for its employee stock options and, accordingly, has recorded no compensation expense through June 30, 1998, as such issuances have been at the fair value of the Company's common stock at the date of grant.

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of the year ended June 30, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method prior to the initial public offering and the Black-Scholes option pricing model thereafter, with the following weighted average assumptions for fiscal 1998, 1997 and 1996, respectively: expected option life of six months following vesting; 89% and 80% stock price volatility for 1998 and 1997 respectively; risk-free interest rates of 5.6% for options granted during the year ended June 30, 1998, 6.1% for options granted during the year ended June 30, 1997 and 5.9% for options granted during the year ended June 30, 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and recognition of forfeitures as they occur. The fair value of the employee purchase rights under the Employee Stock Purchase Plan was estimated using the same model, but with the following weighted average assumptions for fiscal 1998 and 1997, respectively: risk-free interest rates of 5.6% and 5.7% and stock volatility of 89% and 80%. The weighted average fair value of purchase rights granted in fiscal 1998 and 1997 was $2.54 and $3.55, respectively. If the computed fair values of the fiscal 1998, 1997 and 1996 awards had been amortized to expense, pro forma net income
(loss) and earnings (loss) per share would have been ($8,205,000), ($0.79 per share, basic and diluted) in fiscal 1998, $2,302,000 ($0.35 per share, basic and $0.25 per share, diluted) in fiscal 1997 and $554,000 ($0.21 per share, basic and $0.07 per share, diluted) in fiscal 1996. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculations; as such, the pro forma adjustments may not be indicative of future period pro forma adjustments, which will include expenses for more than three years of awards.

9. EMPLOYEE BENEFIT PLAN

  The Company sponsors a 401(k) Profit-Sharing Plan (the Plan) for all employees. Participants may contribute between 1% and 15% of their annual compensation on a before-tax basis, but not to exceed the amount allowable as a deduction for federal income tax purposes. Participants vest immediately in their contributions. The Company was not required to contribute, nor has it contributed, to the Plan for the fiscal years ended June 30, 1997 and 1996 and through March 31, 1998. Commencing April 1, 1998, the Company instituted a matching program with a maximum annual Company contribution of $500 per employee. For the fiscal year ended June 30, 1998, the Company contributed approximately $58,000 to the Plan.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors is incorporated by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the Company's Annual Meeting of Stockholders to be held on November 16, 1998 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the Company's fiscal year ended June 30, 1998.

  For information regarding Executive Officers of the Company, see the information appearing under the caption "Executive Officers of the Company" in
Part I, Item 4a of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information regarding compensation of the Company's Executive Officers is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated financial statements of the Company as set forth under Item 8 are filed as part of this Annual Report on Form10-K.

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

(a)(3) EXHIBITS

  See exhibit index at page of this Report on Form 10-K.

(b) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS DAY OF SEPTEMBER 1998.

                                          Qualix Group, Inc.

                                          By:        /s/ Richard G. Thau
                                            -----------------------------------
                                            RICHARD G. THAU
                                            CHAIRMAN, PRESIDENT AND CHIEF
                                            EXECUTIVE OFFICER
                                            (DULY AUTHORIZED OFFICER AND
                                            PRINCIPAL EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON SEPTEMBER 25TH, 1998 ON BEHALF OF THE COMPANY AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                TITLE

         /s/ Richard G. Thau           Chairman, President and Chief
_____________________________________   Executive Officer (principal
           RICHARD G. THAU              executive officer)

          /s/ Bruce C. Felt            Vice President, Finance and Chief
_____________________________________   Financial Officer
            BRUCE C. FELT

       /s/ Francis L. Serafin          Controller (principal
_____________________________________   accounting officer)
         FRANCIS L. SERAFIN

          /s/ William Hart             Director
_____________________________________
            WILLIAM HART

         /s/ William D. Jobe           Director
_____________________________________
           WILLIAM D. JOBE

       /s/ Kenneth A. Goldman          Director
_____________________________________
         KENNETH A. GOLDMAN

          /s/ Louis C. Cole            Director
_____________________________________
            LOUIS C. COLE

         /s/ Peter L. Wolken           Director
_____________________________________
           PETER L. WOLKEN


                               QUALIX GROUP, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                 (IN THOUSANDS)

                                  BALANCE AT                          BALANCE AT
                                  BEGINNING  COSTS AND                  END OF
FISCAL YEAR ENDED                 OF PERIOD  EXPENSES  DEDUCTIONS (A)   PERIOD
-----------------                 ---------- --------- -------------- ----------
June 30, 1998....................    $386      $240         $89          $537
June 30, 1997....................     256       239         109           386
June 30, 1996....................      87       216          47           256

--------
(a) Amounts determined not to be collectible, net of recoveries.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.    DESCRIPTION
  -------  -----------
  2.1*     --Agreement and Plan of Reorganization among the Company, Qualix
            Subsidiary, Inc. and Octopus Technologies, Inc. dated July 14,
            1996.
  2.2*     --Articles of Merger between and among the Company, Qualix
            Subsidiary, Inc. and Octopus Technologies, Inc. filed August 30,
            1996.
  3.1*     --Amended and Restated Certificate of Incorporation of the Company,
            as currently in effect.
  3.4*     --Bylaws of the Company, as currently in effect.
  4.1*     --Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
  4.2*     --Specimen Common Stock certificate.
  4.3*     --Series D Preferred Stock and Warrant Purchase Agreement dated
            April 11, 1995.
 10.1*     --Form of Indemnification Agreement.
 10.2*     --1995 Stock Option Plan.
 10.3*     --1997 Stock Option Plan.
 10.4*     --Employee Stock Purchase Plan.
 10.5*     --Senior Managers Bonus Plan.
 10.6*     --Series A Preferred Stock Purchase Agreement dated November 15,
            1990.
 10.7*     --Series B Preferred Stock Purchase Agreement dated December 27,
            1991.
 10.8*     --Series C Preferred Stock Purchase Agreement dated October 20,
            1992.
 10.9*     --Series C Preferred Stock Purchase Agreement dated November 16,
            1993.
 10.10*    --Note and Warrant Purchase Agreement dated August 26, 1994.
 10.11*    --Asset Purchase Agreement between Anthill Incorporated and the
            Company dated May 1, 1996.
 10.12*    --Employment Agreement between the Company and Richard G. Thau dated
            November 15, 1990.
 10.13*    --Employment Agreement between the Company and Jean A. Kovacs dated
            November 15, 1990.
 10.14*    --Employment Agreement between the Company and Bruce C. Felt dated
            March 25, 1994.
 10.15*    --Promissory Notes of Bruce A. Felt dated May 17, 1996 and May 17,
            1996 in the principal amounts of $96,000 and $9,600, respectively.
 10.16*+   --Distributor Agreement between the Company and StereoGraphics
            Corporation dated March 27, 1996.
 10.17*+   --Letter Agreement between the Company and Silicon Graphics, Inc.
            dated June 6, 1994.
 10.18*    --[This item intentionally left blank.]
 10.19*+   --Master Agreement between the Company and Veritas Software
            Corporation dated April 10, 1995.
 10.20*    --Reseller Agreement between the Company and Check Point Software
            Technologies Ltd. dated June 3, 1994.
 10.21*    --Lease Agreement between the Company and Norfolk Atrium, a
            California Limited Partnership dated April 1, 1995.
 10.22***  --Lease Agreement between the Company and Cassiopea Venture
            Corporation dated June 13, 1997.
 10.23*    --OEM License Agreement between the Company and Intergraph
            Corporation dated July 31, 1996.
 10.24***  --Amendment to OEM License Agreement between the Company and
            Intergraph Corporation dated May 21, 1997.
 10.25***+ --Mutual Settlement Agreement and Release of Claims between the
            Company and Veritas Software Corporation dated August 11, 1997.
 10.26**   --Letter employment agreement between Registrant and David Malmstedt dated December 23, 1997.
 10.27**   --Letter employment agreement between Registrant and Dan Kingman dated December 24, 1997.
 10.28**+  --Enterprise License Agreement between the Company and Federal
            Express Corporation dated December 10, 1997.
 21.1      --Wholly-owned subsidiaries of the Company.
 23.1      --Independent Auditors' Consent.
 24.1*     --Power of Attorney (see page II-4).
 27.0      --Financial Data Schedule.

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
   27.01 --Restated Financial Data Schedule for the nine months ended March 31,
           1997.
   27.02 --Restated Financial Data Schedule for the year ended June 30, 1997.
   27.03 --Restated Financial Data Schedule for the three months ended
           September 30, 1997.

--------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 333-17529) declared effective by the Commission on February 12, 1997.
** Incorporated by reference from an Exhibit to the Company's Form 10-Q, filed with the Commission on February 13, 1998.
***  Incorporated by reference from an Exhibit to the Company's Form 10-K, filed with the Commission on September 19, 1997.
+    Confidential treatment requested.