Form 10-K405/A
period 1998-06-30
QUALIX GROUP INC
filed 1998-10-23
CIK 870345

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A

                               ----------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

     (Mark One)

      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                      OR

      [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to

                       Commission file number: 000-22059

                               ----------------

                              QUALIX GROUP, INC.
            (Exact name of Registrant as specified in its charter)

                   DELAWARE                                        77-0261239
 (State or other jurisdiction of incorporation
                or organization)                     (I.R.S. Employer Identification No.)

                           177 BOVET ROAD, 2ND FLOOR
                              SAN MATEO, CA 94402
              (Address of principal executive offices) (Zip code)

                                (650) 572-0200
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 Par Value Per Share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of October 6, 1998 there were 10,675,536 shares of the Company's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Company (based upon the closing sale price of such shares on the Nasdaq National Market on October 6, 1998) was $10,895,203. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                               EXPLANATORY NOTE

  This annual report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 solely for the purpose of revising and restating the following items in their entirety.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and certain other information regarding the directors of the Company.

 NAME                          AGE PRINCIPAL OCCUPATION
 ----                          --- --------------------
 Richard G. Thau.............  51  Chairman of the Board, President and Chief
                                   Executive Officer of the Company
 Louis C. Cole...............  55  Chairman of the Board, President and Chief
                                   Executive Officer of Legato Systems, Inc.
 Kenneth A. Goldman (2)......  49  Senior Vice President and Chief Financial
                                   Officer of @ Home Network
 William Hart (1)............  58  Managing Partner of Technology Partners
 William D. Jobe (1).........  60  Private venture capitalist and computer industry advisor
 Peter L. Wolken (2).........  64  General Partner of AVI Management Partners
                                   I, II and III

--------
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

  Mr. Thau is Chairman of the Board, President and Chief Executive Officer and co-founded the Company in September 1990. From September 1985 to January 1990, he was employed at MicroMRP, a company that develops microcomputer-based manufacturing, planning and control software, where he served as President and Chief Executive Officer from November 1985 to January 1990 and as Vice President, Sales and Marketing from September 1985 to November 1985. From January 1984 to July 1985, he served as Vice President, Sales and Marketing for General Parametrics, a hardware and software-based business presentation systems company. Mr. Thau received a B.S. in Engineering Sciences from State University of New York at Stony Brook in 1968 and attended the M.B.A. program at the University of Santa Clara.

  Mr. Cole is Chairman of the Board, President and Chief Executive Officer of Legato Systems, Inc. ("Legato"). Mr. Cole joined Legato as President, Chief Executive Officer and a director in June 1989; he has served as Chairman of the Board since April 1995. Before joining Legato, from March 1987 until July 1988, Mr. Cole served as Executive Vice President responsible for all operating divisions of Novell, Inc., a publicly held manufacturer of computer networking and software products. Mr. Cole holds B.S. in mathematics and education from Pennsylvania State University at Edinboro.

  Mr. Goldman has served as a director of the Company since May 1998. He has served as the Senior Vice President and Chief Financial Officer of @ Home Network since he joined the @ Home Network in July 1996. From July 1992 to July 1996, he was Senior Vice President and Chief Financial Officer of Sybase, Inc., a database software and services company. From 1989 to July 1992, Mr. Goldman was Vice President of Finance and Administration and Chief Financial Officer at Cypress Semiconductor Corporation, a semiconductor manufacturer. From 1983 to 1989, he was Vice President and Chief Financial Officer of VLSI Technology Inc. Mr. Goldman serves on the board of directors of Global Village Inc. He holds a B.S. degree in Electrical Engineering from Cornell University and an M.B.A. degree from the Harvard University Graduate School of Business.

  Mr. Hart has served as a director of the Company since December 1991. He is a Managing Partner of Technology Partners, a venture capital management firm that he founded in 1980. Mr. Hart serves on the Boards of Directors of Trimble Navigation Ltd., CellNet Data Systems, Inc., Silicon Gaming, Inc. and several private technology companies. He received a B.S. in Engineering from Rensselaer Polytechnic Institute in 1965 and an M.B.A. from the Amos Tuck School at Dartmouth College in 1967.

  Mr. Jobe has served as a director of the Company since April 1995. He has served as a private venture capitalist and computer industry advisor since July 1991. From June 1990 to July 1991, Mr. Jobe was President of MIPS Technology Development, a computer hardware company. From August 1987 to June 1990, he was Executive Vice President, Sales, Marketing and Service for MIPS. Mr. Jobe serves on the Board of Directors of Multimedia Access Corp. Mr. Jobe received a B.S.M.E. and M.S.M.E. from Texas A&M University in 1962 and a P.M.D. from Harvard Business School in 1977.

  Mr. Wolken has served as a director of the Company since 1990. Mr. Wolken is a General Partner of AVI Management Partners I, II and III which manage various private venture capital limited partnerships, having co-founded AVI in 1981. He serves as a director of a number of private technology companies in Silicon Valley. Mr. Wolken received a B.S. in Mechanical Engineering from the University of California, Berkeley in 1959 and a B.F.T. in International Marketing from the American Graduate School for International Management in 1960.

  The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

  During the fiscal year ended June 30, 1998, the Board of Directors held 4 meetings and acted by written consent on 2 occasions. For the fiscal year, each of the current directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all Committees of the Board of Directors on which each such director served. The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee.

  During the fiscal year ended June 30, 1998, the Audit Committee of the Board of Directors held 1 meeting. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors. The members of the Audit Committee are Mr. Goldman and Mr. Wolken.

  During the fiscal year ended June 30, 1998, the Compensation Committee of the Board of Directors held no meetings and acted by written consent on 11 occasions. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees of, and consultants to, the Company. The Compensation Committee also administers the Company's 1997 Stock Option Plan and Employee Stock Purchase Plan. The members of the Compensation Committee are Mr. Hart and Mr. Jobe.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Compensation Committee of the Company's Board of Directors was formed on July 16, 1996, and the members of the Compensation Committee are Mr. Hart and Mr. Jobe. Neither of these individuals was at any time during fiscal year 1998, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

  Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors.

  Non-employee Board members are eligible for option grants pursuant to the provisions of the automatic grant program under the Company's 1997 Stock Option Plan. Under the automatic grant program, each individual who becomes a non-employee Board member will be granted an option to purchase 20,000 shares on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, at each annual stockholders meeting, each individual who continues to serve and has served as a non-employee Board member for at least six months prior to such Annual Meeting receives an additional option grant to purchase 10,000 shares of Common Stock, whether or not such individual is standing for re-election at that particular meeting.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. reports of ownership on Form 3 and reports on changes in ownership on Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

  Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended June 30, 1998, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                         COMPENSATION COMMITTEE REPORT

  The Compensation Committee of the Company's Board of Directors (the "Committee") has the authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and the other executive officers and to administer the Company's 1997 Stock Option Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus program to be in effect for the CEO and all other employees of the Company, including all executive officers.

GENERAL COMPENSATION POLICY. The Company's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Company's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of: (i) base salary, (ii) cash bonus awards and (iii) long-term stock-based incentive awards.

BASE SALARY. To date, base salary for each executive officer has generally been set through individual negotiation at the time of hire. Periodic increases have been awarded on the basis of personal performance.

ANNUAL CASH BONUSES. Each executive officer has an established bonus target each fiscal year. The annual pool of bonuses for executive officers is determined on the basis of the Company's achievement of the performance targets established at the start of the fiscal year, which are generally primarily financial performance targets. Each fiscal year, the annual incentive plan is reevaluated with a new achievement threshold and new targets. Actual bonuses paid reflect an individual's accomplishment of both corporate and functional objectives, with greater weight being given to achievement of corporate rather than functional objectives. Actual bonuses are listed in the Summary Compensation Table.

LONG-TERM INCENTIVE COMPENSATION. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant generally allows the officer to acquire shares of the Company's common stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). Generally, a significant grant is made in the year that an officer commences employment. Smaller grants may be made in subsequent years beginning the third year following initial grant or no options granted. During fiscal 1998, the Committee made option grants to each of the Named Officers.

CEO COMPENSATION. The annual base salary for Mr. Thau, the Company's President and CEO, remained unchanged in the 1998 fiscal year. The bonus paid to the CEO for fiscal 1998 was based on the same incentive plan as for all other officers as discussed above.

TAX LIMITATION. Under the Federal tax laws, a publicly-held company such as the Company will not be allowed a Federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. This limitation will be in effect for all fiscal years of the Company ending after the Company's initial public offering. The stockholders approved the Company's 1997 Stock Option Plan, which includes a provision that limits the maximum number of shares of Common Stock for which any one participant may be granted stock options per calendar year. Accordingly, any compensation deemed paid to an executive officer when he or she exercises an option under the 1997 Stock Option Plan with an exercise price equal to the fair market value of the option shares on the grant date generally will qualify as performance-based compensation that will not be subject to the $1 million limitation. Since it is not expected that the cash compensation to be paid to the Company's executive officers for the 1998 fiscal year will exceed the $1 million limit per officer, the Committee will defer any decision on whether to limit the dollar amount of the cash compensation payable to the Company's executive officers to the $1 million cap.

                                          Compensation Committee

                                          William Hart
                                          William D. Jobe

  The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such at the end of fiscal year 1998 (collectively, the "Named Officers"), each of whose aggregate compensation for fiscal year 1998 exceeded $100,000, for services rendered in all capacities to the Company and its subsidiaries for the 1997 and 1998 fiscal years. Also included is the compensation for two former employees of the Company who served as executive officers during fiscal 1998.

                          SUMMARY COMPENSATION TABLE

                                      ANNUAL
                                   COMPENSATION    LONG-TERM COMPENSATION
                                ------------------ ----------------------
NAME AND PRINCIPAL       FISCAL  SALARY    BONUS    NUMBER OF SECURITIES    ALL OTHER
POSITION                  YEAR   ($)(1)  ($)(1)(2) UNDERLYING OPTIONS (#)  COMPENSATION
------------------       ------ -------- --------- ----------------------  ------------
Richard G. Thau.........  1998  $190,000  $90,644             --              11,400
 President and Chief
  Executive               1997   180,292   81,852          50,000              7,680
 Officer                  1996   150,000   62,206          70,000                --
David Malmstedt.........  1998    96,970   84,388         200,000                --
 Senior Vice President,
  Field                   1997       --       --              --                 --
 Sales Operations (3)     1996       --       --              --                 --
Bruce C. Felt...........  1998   124,500   31,063          30,000                --
 Vice President, Finance
  and                     1997   102,099   61,718          16,000                --
 Chief Financial Officer  1996    90,834   17,777          20,000                --
Arlington C. Glaze......  1998    55,359   45,415             --                 --
 Former Vice President,
  Sales (4)               1997    96,249  172,674          26,500                --
                          1996    77,499   88,746          30,000                --
George J. Symons........  1998   130,000   32,678          30,000                --
 Vice President,
  Engineering/            1997   108,772   39,312             --                 --
 Technical Services (5)   1996    22,500    8,711          32,581                --
David P. Crocker........  1998    87,500   69,803          30,000                --
 Former President,
  Octopus                 1997   198,388   83,473          40,000                --
 Technologies Division
  (6)                     1996    87,116      --           41,568                --

--------
(1) Includes amounts deferred under the Company's 401(k) plan.
(2) Bonus amounts include commissions earned in the respective fiscal years.
(3) Mr. Malmstedt joined the Company in January 1998.
(4) Mr. Glaze terminated employment with the Company in January 1998.
(5) Mr. Symons commenced employment with the Company in April 1996.
(6) Mr. Crocker terminated employment with the Company in March 1998.

  The following table contains information concerning the stock option grants made to each of the Named Officers during the fiscal year ended June 30, 1998. No stock appreciation rights were granted to these individuals during such fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                           INDIVIDUAL GRANTS (1)
                         -------------------------
                                                                         POTENTIAL REALIZABLE VALUE
                         NUMBER OF    PERCENT OF                          AT ASSUMED ANNUAL RATES
                         SECURITIES TOTAL OPTIONS  EXERCISE             OF STOCK PRICE APPRECIATION
                         UNDERLYING   GRANTED TO   PRICE PER                FOR OPTION TERM (4)
                          OPTIONS    EMPLOYEES IN    SHARE   EXPIRATION -----------------------------
          NAME           GRANTED(#) FISCAL 1998(2) ($/SH)(3)    DATE        5% ($)        10% ($)
          ----           ---------- -------------- --------- ---------- -------------- --------------
David Malmstedt.........  200,000         12%       $2.750    1/23/08   $      345,892       876,558
Bruce C. Felt...........   30,000          2%       $2.750    1/23/08           51,884       131,484
George J. Symons........   30,000          2%       $2.750    1/23/08           51,884       131,484
David P. Crocker........   30,000          2%       $2.750    1/23/08           51,884       131,484

--------
(1) Each of the options is immediately exercisable. The shares purchasable thereunder are subject to repurchase by the Company at the original exercise price paid per share upon the optionee's cessation of service prior to vesting in such shares. The repurchase right lapses as to 25% of the shares upon completion of one year of service from the grant date and the balance in a series of 36 monthly installments thereafter.
(2) Based on an aggregate of 1,655,658 options granted in the 1998 fiscal year.
(3) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.
(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

   AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

  The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal 1998 and the number of shares subject to both exercisable and unexercisable stock options as of June 30, 1998. Also reported are values for unexercised "in-the-money" options, exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of June 30, 1998.

                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                               UNDERLYING UNEXERCISED OPTIONS         THE-MONEY OPTIONS AT
                            SHARES     VALUE       AT FISCAL YEAR-END (#)            FISCAL YEAR-END ($)(2)
                         ACQUIRED ON  REALIZED ----------------------------------   -------------------------
          NAME           EXERCISE (#)  ($)(1)   EXERCISABLE       UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
          ----           ------------ --------  -----------      ----------------   ----------- -------------
Richard G. Thau.........    25,000    $64,530            30,722              31,698   $16,339      $5,247
David R. Malmstedt......       --         --                --              200,000       --          --
Bruce C. Felt...........    16,100     42,007             4,233              45,667       --       11,278
George J. Symons........       --         --             19,026              44,174    33,067      24,634
David P. Crocker........       --         --             55,707              69,717    16,807         --
Arlington C. Glaze......    47,163    128,866               --                  --        --          --

--------
(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the date of exercise minus the exercise price.
(2) Market value of underlying securities based on the closing price of the Company's Common Stock on June 30, 1998 (the last trading day of fiscal
    1998) on the Nasdaq National Market of $1.938 minus the exercise price.

                            STOCK PERFORMANCE GRAPH

  The graph set forth below compares the cumulative total stockholder return on the Company's Common Stock between February 12, 1997 (the date the Company's Common Stock commenced public trading) and June 30, 1998 with the cumulative total return of (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Stock Market U.S. Index") and (ii) the Hambrecht & Quist Software Sector Index (the "H&Q Software Sector Index"), over the same period. This graph assumes the investment of $100.00 on February 12, 1997 in the Company's Common Stock, the Nasdaq Stock Market U.S. Index and the H&Q Software Sector Index, and assumes the reinvestment of dividends, if any.

  The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock. Information used in the graph was obtained from Hambrecht & Quist LLC, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.


                       [PERFORMANCE GRAPH APPEARS HERE]


                          2/12/97 MAR-97 JUN-97  SEP-97  DEC-97  MAR-98  JUN-98
                          ------- ------ ------- ------- ------- ------- -------
Qualix Group, Inc.......  $100.00 $68.75 $ 75.00 $ 57.81 $ 37.11 $ 42.96 $ 24.22
Nasdaq Stock Market-U.S.
Index...................  $100.00 $89.85 $106.32 $124.30 $116.56 $136.35 $140.28
H&Q Software Sector
Index...................  $100.00 $89.12 $105.84 $126.91 $118.08 $153.28 $158.88

  The Company effected its initial public offering of Common Stock on February 12, 1997 at a price of $8.00 per share.

  Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Proxy Statement or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reverence into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of September 1, 1998 certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors, and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                    AMOUNT AND
                                               NATURE OF BENEFICIAL PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS            OWNERSHIP (1)(2)     CLASS
-------------------------------------          -------------------- ----------
Beneficial Owners of more than five percent
 (5%) of the Company's outstanding shares of
 Common Stock:
Aspen Venture Partners........................       680,793           6.4%
 1000 Fremont Avenue, Suite V
 Los Altos, CA 94024
H & Q London Ventures.........................       631,172           6.0%
 One Bush Street
 San Francisco, CA 94104
Technology Partners West Fund IV..............       771,729           7.3%
 1550 Tiburon Boulevard, Suite A
 Belvedere, CA 94920
Directors and Executive Officers:
Richard G. Thau (3)...........................       712,000           6.5%
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
Bruce C. Felt(4)..............................       134,000           1.2%
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
Dan E. Kingman................................        60,000             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
David R. Malmstedt(5).........................       224,300           2.1%
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
George J. Symons(6)...........................        62,911             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402

                                                      AMOUNT AND
                                                 NATURE OF BENEFICIAL PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNERS              OWNERSHIP (1)(2)     CLASS
-------------------------------------            -------------------- ----------
Louis C. Cole(7)...............................           5,615             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
Kenneth A. Goldman(8)..........................          24,000             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
William Hart(9)................................         816,936           7.5%
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
William D. Jobe(10)............................          67,478             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
Peter L. Wolken(11)............................          64,723             *
 c/o Qualix Group, Inc.
 177 Bovet Road, 2nd Floor
 San Mateo, CA 94402
Technology Partners West Fund..................         771,729           7.1%
 1550 Tiburon Blvd, Suite A
 Belvedere, CA 94920 IV
All current executive officers and directors as
 a group (11 persons including those listed
 above)........................................       2,141,124          19.6%

--------
  * Less than 1% of the outstanding shares of Common Stock.
(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Percentage of beneficial ownership is calculated assuming 10,601,284 shares of Common Stock were outstanding on September 1, 1998. The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(1)(I) under the Securities Exchange Act of 1934.
(3) Includes 62,420 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(4) Includes 19,900 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(5) Includes 200,000 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(6) Includes 32,911 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(7) Includes 5,615 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(8) Includes 1,600 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.

 (9) Includes 771,729 shares beneficially owned by Technology Partners West Fund IV. Mr. Hart, a director of the Company, is a general partner of the general partner of Technology Partners West Fund IV. Mr. Hart disclaims beneficial ownership of all shares of Common Stock held by Technology Partners West Fund IV, except to the extent of his pecuniary interest therein. Includes 5,207 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(10) Includes 6,671 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.
(11) Includes 5,207 shares issuable pursuant to stock options that may be exercised within sixty (60) days after the record date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 20TH DAY OF OCTOBER 1998.

                                      Qualix Group, Inc.

                                      By:       /s/ Richard G. Thau
                                          -------------------------------------
                                          Richard G. Thau
                                          Chairman, President and Chief
                                           Executive Officer
                                          (Duly authorized officer and
                                           principal executive officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON OCTOBER 20, 1998 ON BEHALF OF THE COMPANY AND IN THE CAPACITIES INDICATED.

             SIGNATURE                                    TITLE
             ---------                                    -----

      /s/ Richard G. Thau            Chairman, President and Chief Executive
____________________________________  Officer (principal executive officer)
          Richard G. Thau

        /s/ Bruce C. Felt            Vice President, Finance and Chief Financial
____________________________________  Officer
           Bruce C. Felt

     /s/ Francis L. Serafin          Controller
____________________________________  (principal accounting officer)
         Francis L. Serafin

        /s/ William Hart             Director
____________________________________
            William Hart

       /s/ William D. Jobe           Director
____________________________________
          William D. Jobe

    /s/ Kenneth A. Goldman           Director
____________________________________
         Kenneth A. Goldman

       /s/ Louis C. Cole             Director
____________________________________
           Louis C. Cole

       /s/ Peter L. Wolken           Director
____________________________________
          Peter L. Wolken

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
  2.1*     --Agreement and Plan of Reorganization among the Company, Qualix
            Subsidiary, Inc. and Octopus Technologies, Inc. dated July 14,
            1996.
  2.2*     --Articles of Merger between and among the Company, Qualix
            Subsidiary, Inc. and Octopus Technologies, Inc. filed August 30,
            1996.
  3.1*     --Amended and Restated Certificate of Incorporation of the Company,
            as currently in effect.
  3.4*     --Bylaws of the Company, as currently in effect.
  4.1*     --Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
  4.2*     --Specimen Common Stock certificate.
  4.3*     --Series D Preferred Stock and Warrant Purchase Agreement dated
            April 11, 1995.
  4.4****  --Stockholder Rights Plan, adopted July 31, 1997.
 10.1*     --Form of Indemnification Agreement.
 10.2*     --1995 Stock Option Plan.
 10.3*     --1997 Stock Option Plan.
 10.4*     --Employee Stock Purchase Plan.
 10.5*     --Senior Managers Bonus Plan.
 10.6*     --Series A Preferred Stock Purchase Agreement dated November 15,
            1990.
 10.7*     --Series B Preferred Stock Purchase Agreement dated December 27,
            1991.
 10.8*     --Series C Preferred Stock Purchase Agreement dated October 20,
            1992.
 10.9*     --Series C Preferred Stock Purchase Agreement dated November 16,
            1993.
 10.10*    --Note and Warrant Purchase Agreement dated August 26, 1994.
 10.11*    --Asset Purchase Agreement between Anthill Incorporated and the
            Company dated May 1, 1996.
 10.12*    --Employment Agreement between the Company and Richard G. Thau dated
            November 15, 1990.
 10.13*    --Employment Agreement between the Company and Jean A. Kovacs dated
            November 15, 1990.
 10.14*    --Employment Agreement between the Company and Bruce C. Felt dated
            March 25, 1994.
 10.15*    --Promissory Notes of Bruce A. Felt dated May 17, 1996 and May 17,
            1996 in the principal amounts of $96,000 and $9,600, respectively.
 10.16*+   --Distributor Agreement between the Company and StereoGraphics
            Corporation dated March 27, 1996.
 10.17*+   --Letter Agreement between the Company and Silicon Graphics, Inc.
            dated June 6, 1994.
 10.18*    --[This item intentionally left blank.]
 10.19*+   --Master Agreement between the Company and Veritas Software
            Corporation dated April 10, 1995.
 10.20*    --Reseller Agreement between the Company and Check Point Software
            Technologies Ltd. dated June 3, 1994.
 10.21*    --Lease Agreement between the Company and Norfolk Atrium, a
            California Limited Partnership dated April 1, 1995.
 10.22***  --Lease Agreement between the Company and Cassiopea Venture
            Corporation dated June 13, 1997.
 10.23*    --OEM License Agreement between the Company and Intergraph
            Corporation dated July 31, 1996.
 10.24***  --Amendment to OEM License Agreement between the Company and
            Intergraph Corporation dated May 21, 1997.
 10.25***+ --Mutual Settlement Agreement and Release of Claims between the
            Company and Veritas Software Corporation dated August 11, 1997.
 10.26**   --Letter employment agreement between Registrant and David Malmstedt dated December 23, 1997.
 10.27**   --Letter employment agreement between Registrant and Dan Kingman dated December 24, 1997.
 10.28**+  --Enterprise License Agreement between the Company and Federal
            Express Corporation dated December 10, 1997.

                                 EXHIBIT INDEX

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
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

--------
   * Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 333-17529) declared effective by the Commission on February 12, 1997.
  ** Incorporated by reference from an Exhibit to the Company's Form 10-Q, filed with the Commission on February 13, 1998.
 *** Incorporated by reference from an Exhibit to the Company's Form 10-K, filed with the Commission on September 19, 1997.
**** Incorporated by reference from an Exhibit to the Company's Form 8-A, filed with the Commission on August 1, 1997.
   + Confidential treatment requested.