Form 10-Q
period 1998-09-30
QUALIX GROUP INC
filed 1998-11-13
CIK 870345

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998.

Title                                                        Outstanding

Common stock-par value $0.001                                10,708,951

This document consists of  27 pages, of which this is page 1.

                                                         QUALIX GROUP, INC.

                                                                 INDEX


PART I  FINANCIAL INFORMATION
PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         at September 30, 1998 and June 30, 1998..............................3

         Condensed Consolidated Statements of Operations-Three months ended September 30, 1998 and 1997....................................4

         Condensed Consolidated Statements of Cash Flows
         Three months ended September 30, 1998 and 1997.......................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................22
Item 2.  Changes in Securities...............................................22
Item 3.  Defaults Upon Senior Securities.....................................22
Item 4.  Submission of Matters to a Vote of Security Holders.................22
Item 5.  Other Information...................................................23
Item 6.  Exhibits and Reports on Form 8-K....................................23

SIGNATURES...................................................................24

Exhibit Index................................................................25

Part I.  Financial Information

Item 1.  Financial Statements

                                            QUALIX GROUP, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands)


                                                               -----------------    -----------------
                                                                   Sept 30,             June 30,
                                                                     1998                 1998
                                                               -----------------    -----------------
                                                                 (unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents                                       $ 3,614              $ 6,869
        Temporary cash investments                                        5,514                5,005
        Accounts receivable, net                                          4,795                4,236
        Other current assets                                                954                1,052

                                                               -----------------    -----------------
              Total current assets                                       14,877               17,162
Property and equipment, net                                               3,641                3,772

                                                               =================    =================
              Total assets                                             $ 18,518             $ 20,934
                                                               =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable and accrued liabilities                        $ 3,616              $ 3,594
        Deferred revenue and advances                                     2,424                2,856
        Current portion of long-term obligations                            259                  258

                                                               -----------------    -----------------
              Total current liablities                                    6,299                6,708
                                                               -----------------    -----------------

Long-term obligations                                                        91                   87
Stockholders' Equity                                                     12,128               14,139

                                                               =================    =================
              Total liabilities and stockholders' equity               $ 18,518             $ 20,934
                                                               =================    =================


See accompanying notes to condensed consolidated financial statements.

                                  QUALIX GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts; unaudited )


                                                             ---------------------------
                                                                 Three Months Ended
                                                                   September 30,
                                                             ---------------------------
                                                             ------------   ------------
                                                                1998           1997
                                                             ------------   ------------

Revenue:
      Reliability software                                       $ 3,956        $ 4,506
      Other products                                               1,455          2,386
      Support, maintenance and consulting                          1,590          1,333
                                                             ------------   ------------

          Total Revenue                                            7,001          8,225
                                                             ------------   ------------


Cost of revenue:
      Cost of reliability software                                   349             64
      Cost of other products                                         986          1,708
      Cost of support, maintenance and consulting                    596            483
                                                             ------------   ------------

          Total cost of revenue                                    1,931          2,255
                                                             ------------   ------------

Gross profit                                                       5,070          5,970

Operating expenses:
      Sales and marketing                                          5,269          4,319
      General and administrative                                   1,234          1,014
      Research and development                                       819            848
                                                             ------------   ------------

          Total operating expenses                                 7,322          6,181
                                                             ------------   ------------


Loss from operations                                              (2,252)          (211)
Interest income (expense), net                                       132            248
                                                             ------------   ------------


Income (loss) before income taxes                                 (2,120)            37

Provision for income taxes                                             -              -

                                                             ============   ============
          Net income (loss)                                     $ (2,120)          $ 37
                                                             ============   ============

Basic Earnings (Loss) per share                                  $ (0.20)           $ -
                                                             ============   ============
Shares used in per share computation                              10,589         10,215
                                                             ============   ============

Diluted Earnings (Loss) per share                                $ (0.20)           $ -
                                                             ============   ============
Shares used in per share computation                              10,589         10,717
                                                             ============   ============


See accompanying notes to condensed consolidated financial statements.

                                              QUALIX GROUP, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands - unaudited)


                                                                              ---------------------------------
                                                                                     Three Months Ended
                                                                                       September 30,
                                                                              ---------------------------------
                                                                              --------------    ---------------
                                                                                  1998               1997
                                                                              --------------    ---------------

Cash flows from operating activities:
    Net income (loss)                                                              $ (2,120)              $ 37
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                     365                152
      Amortization of discount on long-term obligations                                   5                  7
      Changes in:
        Accounts receivable                                                            (559)              (281)
        Other current assets                                                             98                (81)
        Accounts payable and accrued liabilities                                         22                (98)
        Deferred revenue and advances                                                  (432)              (497)
                                                                              --------------    ---------------

      Net cash used in operating activities                                          (2,621)              (761)

Cash flows from investing activities:
    Purchases of property and equipment, net                                           (234)              (487)
    Purchase of temporary cash investments                                           (1,190)            (6,594)
    Proceeds from maturity of temporary cash investments                                700              2,946
                                                                              --------------    ---------------

      Net cash used in investing activities                                            (724)            (4,135)

Cash flows from financing activities-
    Proceeds from issuance of common stock, net                                          90                236
                                                                              --------------    ---------------

Net decrease in cash and cash equivalents                                            (3,255)            (4,660)
Cash and cash equivalents, beginning of period                                        6,869              9,617

                                                                              ==============    ===============
Cash and cash equivalents, end of period                                            $ 3,614            $ 4,957
                                                                              ==============    ===============

    Cash paid during the period for income taxes                                        $ -              $ 109
                                                                              ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                               QUALIX GROUP, INC.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation

     The Company completed its initial public offering on February 12, 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The interim condensed consolidated financial statements should be read in conjunction with the June 30, 1998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of the results of any future period.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2.  Net Income (Loss) Per Share

     Net income (loss) per basic share has been computed based upon the weighted average number of common shares outstanding for the periods presented, adjusted for contingently issuable shares totalling 78,000 and 110,000 for the quarters ended September 30, 1998 and 1997, respectively.

     For diluted net income (loss) per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive common shares consist of shares issuable upon the assumed exercise of dilutive stock options and totalled 391,000 for the quarter ended September 30, 1997. Due to their anti-dilutive effect, 132,760 potentially dilutive shares were excluded from the diluted loss per share computation for the quarter ended September 30, 1998.



3. Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", during the quarter ended September 30, 1998. Comprehensive income (loss) represents net income (loss) for the period as adjusted for net unrealized gains (losses) on available-for-sale securities, net of taxes, and was $(2,101,000) and $79,000, respectively, for the quarters ended September 30, 1998 and 1997.

4. Effects of Recent Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS 131 reporting segments. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows and is effective for the Company for fiscal 1999.


5. Subsequent Event

     The Company and Legato Systems, Inc. ("Legato") have entered into an Agreement and Plan of Reorganization, dated as of October 25, 1998 (the "Reorganization Agreement. Pursuant to the Reorganization Agreement, Merger Sub will merge (the "Merger") with and into the Company, with the Company as the surviving corporation and becoming a wholly-owned subsidiary of Legato; each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time of the Merger (the "effective time will be canceled and extinguished and be converted automatically into the right to receive a fraction of a share of Legato Common Stock (the "Exchange Ratio"), the numerator of which is equal to (i)1,721,000 shares and the denominator of which is equal to
(ii)the sum of (A) the aggregate number of shares of the Company's Common Stock issued and outstanding as of the Effective Time, and (B) the aggregate number of shares of the Company's Common Stock issuable upon exercise of all outstanding options to acquire shares of Company stock outstanding as of the Effective Time.

     All outstanding options to purchase Company Common Stock will be assumed byLegato and will become options to purchase shares of the Legato's Common Stock. The transaction is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and Legato, but is still subject to regulatory review and approval, approval by the stockholders of the Company and other conditions to closing. A proxy statement and Legato prospectus will be delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to, among other matters, vote on the Merger.




     The Company has agreed that if the Merger is not consummated as a result of certain specified events (involving, in general, a change in Board support for the Merger and/or an alternative transaction), it will pay to the Legato a termination fee of $2.0 million. If the Merger is not consummated, expenses incurred in connection with the proposed Merger (including the possible "break-up" fees described above) could have a material adverse effect on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying notes.

     This Form 10-Q contains forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those discussed in this Form 10-Q. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties. See "Risk Factors."


Overview

     Qualix Group, Inc. ("Qualix Group" or the "Company") is a leading provider of proactive service level availability ("SLA") management software for UNIX and Windows NT-based applications and information, operating in distributed computing environments. Its service level availability solutions are designed to minimize the impact of planned and unplanned computing events on business-critical applications. The Company offers software products for managing the service level availability of both packaged and proprietary applications, as well as the data associated with these applications. In July 1998, Qualix Group commenced doing business as FullTime Software, Inc.

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

     In October 1996, the Company introduced QualixHA+, currently known as HA+, which is based on an internally developed core software engine. A key element of the Company's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, the Company ceased marketing Qualix HA in February 1997. The Company completed its initial public offering in February 1997, receiving net proceeds of $14,950,000.

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

     Prior to the Octopus Technologies merger, and prior to developing QualixHA+, the Company had minimal research and development expenditures and a correspondingly high cost of reliability software revenue. The Company expects its research and development expenditures to increase substantially in the future as a result of its increasing focus on internal development of products. See "Risk Factors-Need to Expand Product Development and Engineering Capability."

     The Company markets and sells reliability software through a combination of its field sales organization and indirect distribution channels. In addition, the Company sells other third party software and hardware products through its Qualix Direct telesales organization, which has recently transitioned into selling the Company's reliability products for Windows NT, the Octopus product line.

     The Company generally recognizes revenue from software license agreements upon shipment of the software if no significant future contractual obligations remain and collection of the resulting receivable is probable. Maintenance and technical support revenue is recognized ratably over the term of the agreement, typically 12 months. Consulting and training revenue is recognized as services are provided.


Results of Operations

Total Revenues

     Total revenues decreased to $7,001,000 in the first quarter of fiscal 1999 from $8,225,000 for the same period of fiscal 1998, a decrease of $1,224,000, or 15%. Total revenues increased $475,000 from the previous quarter ended June 30, 1998, an increase of 7%.

     Reliability Software. Reliability software revenues decreased to $3,956,000 in the first quarter of fiscal 1999 from $4,506,000 for the comparable period in the prior year, a decrease of $550,000, or 12%. The decrease from the comparable quarter in the prior year is attributable to the recent transition of the sales force to a new enterprise-level sales approach and the shift in focus from selling its high availability products to selling its FullTime service level availability products and services. The sales force spent a significant amount of time in the first quarter of fiscal 1999 training and familiarizing itself with the new products and introducing these new products to the marketplace.

     Other Products. Revenue from the sale of other products, which consist primarily of ancillary hardware and software products that are resold by Qualix Direct, decreased to $1,455,000 in the first quarter of fiscal 1999 from $2,386,000 for the same period of 1998, a decrease of $931,000 or 39%. This decrease is attributable to Qualix's continued focus on the sales of the Company's internally developed higher margin reliability products as compared to third party products.

     Support, Maintenance and Consulting. Support, maintenance and consulting revenue, primarily derived from annual maintenance agreements and training, increased to $1,590,000 in the first quarter of fiscal 1999 from $1,333,000 for the same period of fiscal 1998, an increase of $257,000, or 19%. This increase has been primarily attributable to increasing renewals of support contracts and, to a lesser extent, on increased sales of services and support contracts on new license sales.

     International Revenue. Revenue generated from sales to customers outside the United States increased 19% to $1,462,000 in the first quarter of fiscal 1999 from $1,228,000 in the first quarter of fiscal 1998. International revenue was 21% of total revenue for the three months ended September 30, 1998 and 15% of total revenue for the three months ended September 30, 1997. The increase in international revenue has been attributable primarily to the increase in field sales offices and increases in the number of international employees. At September 30, 1998 the Company had 23 foreign employees in 8 offices compared to 9 foreign employees in 5 offices at September 30, 1997.

Cost of Revenues

     Total cost of revenues decreased to $1,931,000 in the first quarter of fiscal 1999 from $2,255,000 for the same period of 1998, a decrease of $324,000, or 14%.

     Cost of Reliability Software. Cost of reliability software as a percentage of reliability software revenues increased to 9% in the first quarter of fiscal 1999 from 1% in the first quarter of 1998. Gross margin on reliability software was 92% in the three months ended September 30, 1998 and 99% in the three months ended September 30, 1997. Cost of reliability software in the first quarter of fiscal 1998 was minimal due to the benefit gained from converting some of the Company's installed base from QualixHA, which had a royalty component, to QualixHA+ with no royalty component. This conversion generated an immediate gross margin benefit approximating 12% of reliability software revenues for the quarter. Additionally, the current quarter was impacted by higher sales volume of a lower margin resold reliability product.

     Cost of Other Products. Cost of other products as a percentage of other product revenues decreased to 68% in the first quarter of fiscal 1999 from 72% in the first quarter of 1998. In general, margins for resold products are decreasing, however these decreases were partially offset by the refocused efforts of the Qualix Direct telesales organization on the higher margin reliability products.

     Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting as a percentage of support, maintenance and consulting revenues increased to 37% for the first quarter of fiscal 1999 from 36% for the same period of 1998. This slight increase is primarily the result of increases in the Company's support staff.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $5,269,000 in the first quarter of fiscal 1999 from $4,319,000 for the same period of 1998, an increase of $950,000, or 22%. These expenses increased as a percentage of total net revenues to 75% in the first quarter of fiscal 1999 from 52% in the first quarter of 1998. This increase on an absolute and percentage basis was primarily attributable to the transition of the Company's sales staff from one focused on sales at the departmental level to a sales force focused on larger enterprise sales and national accounts. Additionally, the Company spent approximately $355,000 during the quarter related to the rollout of the FullTime product line and the Company's name change.

     General and Administrative. General and administrative expenses increased to $1,234,000 in the first quarter of fiscal 1999 from $1,014,000 for the same period of 1998, an increase of $220,000, or 22%. As a percentage of total net revenues, these expenses increased to 18% in the first three months of fiscal 1999 from 12% in the comparable period of 1998. The increase in absolute dollars is primarily a result of increased staffing and related costs required to manage and support the Company's operations as well as increases in depreciation expense and other costs associated with business expansion and incremental costs associated with being a public company.

     Research and Development. Research and development expenses decreased to $819,000 in the first quarter of fiscal 1999 from $848,000 for the same period of 1998, a decrease of $29,000, or 3%. This slight decrease was primarily attributable to a decrease in the use of outside consultants and was offset by increases due to increased staffing and related expenses required to support product development activities, including development of the FullTime service level availability products introduced in July 1998, development and enhancement of HA+, the Company's UNIX-based high availability products, and adding features to the Company's Octopus family of reliability products including application failover and support for Microsoft Cluster Server. The Company believes that research and development expenses will increase during the remainder of fiscal 1999 as the Company continues to invest in developing new products, applications and product enhancements.

     Interest Income (Expense), net. Interest income, net, decreased to $132,000 in the first quarter of fiscal 1999 from $248,000 for the same period of 1998, a decrease of $116,000, or 47%. This decrease reflects lower average investment balances largely attributable to the net losses incurred in fiscal 1998.

     Provision For Income Taxes. The Company recorded no provision for income taxes for the first quarter of fiscal 1999 and the first quarter of 1998 as the Company had taxable losses for which no significant benefit was recognized.

     Net Income (Loss). Net loss for the quarter ended September 30, 1998 was $(2,120,000) or $(0.20) per share, diluted, compared to net income of $37,000 or $0.00 per share, diluted, for the comparable period in the prior fiscal year.

Liquidity and Capital Resources

     At September 30, 1998, the Company had $9,128,000 in cash, cash equivalents and temporary cash investments, as compared to $11,874,000 at June 30, 1998, a decrease of $2,746,000, or 23%. At September 30, 1998, the Company had working capital of $8,578,000 compared to $10,454,000 at June 30, 1998.

     Cash Flows From Operating Activities. Cash used in operations was $2,621,000 during the first three months of fiscal 1999 which was a $1,860,000 increase from the comparable period of the prior year. This increase is attributed principally to the loss from operations, increases in accounts receivable and a decrease in deferred revenue and advances offset by an increase in depreciation and amortization. During the comparable period of fiscal 1998, cash used in operating activities was attributable to income from operations plus increases in depreciation and amortization offset by increases in accounts receivable and other current assets and decreases in deferred revenues, accounts payable and accrued liabilities. The decreases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

     Cash Flows From Investing Activities and Financing Activities. Net cash used by investing activities was $724,000 for the first three months of fiscal 1999 primarily consisting of $234,000 in purchases of property and equipment and $1,190,000 in net purchases of temporary cash investments offset by proceeds from maturity of temporary cash investments of $700,000. Net cash generated by financing activities was $90,000 for the first three months of fiscal 1998 representing proceeds from the issuance of common stock.

     The Company believes that cash flows from operations, existing cash balances and temporary cash investments will be sufficient to meet its working capital requirements for at least the next 12 months. However, if the available funds and cash generated from operations are insufficient to satisfy the Company's cash needs, the Company may be required to sell additional equity or convertible debt securities. There can be no assurance that the Company will be able to sell such securities. Moreover, the sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders.

     Year 2000 Compliance Issues. Many currently installed computer systems and software products are coded to accept only two digit entries in date code fields. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replace in order to comply with such "Year 2000" requirements.

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

     The Company also has material relationships with third party suppliers and service providers who may utilize equipment or software that may not be Year 2000 compliant, such as financial institutions, shipping companies and payroll services. The Company has not inquired of any such material party as to their Year 2000 status, but the Company plans to conduct a Year 2000 compliance inquiry of such third parties in the first half of fiscal 1999. Based upon the results of such inquiry, the Company intends to take appropriate action. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of a material party to be Year 2000 compliant. Failure of any third-party's equipment or software to operate properly with regards to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems and could cause a reduction in sales, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The business, operating results and financial condition of the Company's customers could also be adversely affected to the extent that they utilize equipment or software that is not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to evaluate and correct their equipment of software for Year 2000 compliance and as they evaluate the Year 2000 compliance of like third parties with whom they deal. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has not established a formal contingency plan for any potential failure of any of the Company's or any third party's equipment or software, but the Company plans to create such a formal contingency plan prior to June 30, 1999.

     The Company has, and will continue to make, certain investments in its equipment, software systems and applications to ensure that the Company is Year 2000 compliant and to evaluate the Year 2000 preparedness of the material third parties with whom it deals. To date, the Company has primarily used existing personnel and spent approximately $2,000 in order to evaluate the Year 2000 exposure and expects to spend an additional $25,000 in the next twelve months. As a result, the financial impact to the Company for Year 2000 compliance has not been and is not anticipated to be material to its financial position, results of operation or cash flows in any given year.


Subsequent Event

     The Company and Legato Systems, Inc. ("Legato") have entered into an Agreement and Plan of Reorganization, dated as of October 25, 1998 (the "Reorganization Agreement"), among the Company, Legato and a wholly-owned subsidiary of Legato (the "Merger Sub"). Pursuant to the Reorganization Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Legato; each share of the Company's Common Stock, Par Value $0.001 (including, with respect to each such share of the Company's Common Stock, the associated Rights issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") will be canceled and extinguished and be converted automatically into the right to receive a fraction of a share of Legato Common Stock (the "Exchange Ratio"), the numerator of which is equal to
(i)1,721,000  shares and the  denominator  of which is equal to (ii)the sum of
(A) the aggregate number of shares of the Company's Common Stock issued and outstanding as of the Effective Time, and (B) the aggregate number of shares of the Company's Common Stock issuable upon exercise of all outstanding options outstanding as of the Effective Time and assumed by Legato. No adjustment shall be made in the number of shares of Legato Common Stock issued in the Merger as a result of (a)any increase or decrease in the market price of Legato Common Stock prior to the Effective Time or (b)any cash proceeds received by the Company from the date hereof to the Closing Date pursuant to the exercise of currently outstanding Company Stock Options.

     All outstanding Company Stock Options will be assumed by Legato and will become options to purchase shares of the Legato's Common Stock. The transaction is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The Merger has been approved by the Boards of Directors of the Company and Legato, but is still subject to regulatory review and approval, approval by the stockholders of the Company and other conditions to closing. A proxy statement and Legato prospectus will be delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to, among other matters, vote on the Merger.

     Pursuant to Section 7.1 of the Reorganization Agreement, the Reorganization Agreement may be terminated by either party under certain circumstances. The Company has agreed that if the Merger is not consummated as a result of certain specified events (involving, in general, a change in Board support for the Merger and/or an alternative transaction), it will pay to the Legato a termination fee of $2.0 million.

     If the Merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break-up" fees described above) could have a material adverse effect on the Company's results of operations.

BUSINESS RISKS

     The following is a summary of risks affecting the business and results of operations of the Company and should be read in conjunction with the description of the Company's business contained in the Company's Form 10-K for the year ended June 30, 1998 (the "1998 10-K") and in other documents filed by the Company with the Securities and Exchange Commission.

     Announcement of the Proposed Business Combination With Legato. Various risks related to the announcement of the proposed Merger with Legato could have a material adverse effect on the Company's business, operating results and financial condition. Among other things, there can be no assurance customers of the Company will continue their current or historical buying patterns without regard to the proposed Merger, or that certain customers will not defer purchasing decisions as they evaluate, among other things, the proposed Merger, or that certain existing and prospective customers will not decide to purchase products from the Company's competitors instead of purchasing the Company's products. The Company's continued success depends to a significant degree upon the continuing contribution of key employees in management, development, sales, technical support and administration. Existing employees are likely to have uncertainty as to their future roles in the combined company. Persons being recruited for positions in the Company may have similar uncertainty and defer or reverse decisions to become employed by the Company. In addition, competitors of the Company may use this uncertainty to attempt to recruit such employees or prospective employees and make it more difficult for the Company to retain and attract key employees. In addition, the Company expects to incur significant expenses in connection with the proposed Merger, whether or not it is consummated. If the Merger is not consummated, such expenses, which may include the "break-up" fees described under "Subsequent Event" above, could have a material adverse effect on the Company's results of operations.

     If the proposed Merger occurs, each share of the Company's Common Stock outstanding at the Effective Time will be converted into the right to receive approximately 0.14 of a share (the "Exchange Ratio") of Legato common stock. Because the Exchange Ratio is fixed (based on a total of 1,721,000 shares of Legato Common Stock payable in the Merger), it will not increase or decrease due to fluctuations in the market price of either Legato or the Company's Common Stock. However, because the Exchange Ratio is so fixed, the market price of the Company's Common Stock will likely move in the same general direction as does Legato's Common Stock prior to the Effective Time. If the market price of Legato Common Stock decreases or increases prior to the Effective, the market value of the Legato Common Stock to be received by Company stockholders at the Effective Time would correspondingly decrease or increase. In addition, to a lesser extent, the Exchange Ratio to be received at the Effective Time will be subject to reduction as a result of any additional Company Stock Option grants prior to the Effective Time.

     Recent Transition to New Business Model. The Company believes that the strategic nature of its new products and solutions for maintaining service level availability requires a new enterprise-level sales approach. During fiscal year 1998, in conjunction with its FullTime product development activities, the Company changed its sales and marketing management and currently is upgrading its direct sales force with a focus on enterprise-level sales. The Company's future profitability, if any, will be heavily dependent on the successful implementation of its enterprise sales and marketing strategy and the market acceptance of the FullTime products and solutions. There can be no assurance that the Company will successfully implement this strategy. See "-Dependence on Qualix Direct" and "Need to Develop Enterprise Sales Force."

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

     The Company believes that operating results in the near-term will be particularly dependent upon the success or failure of its new enterprise-level sales approach, achieving significant market acceptance of its FullTime products and solutions and continued market acceptance of its high availability products, as well as the timing and size of orders received. The Company's gross margin will be affected by a number of factors, including the mix of owned, licensed and resold products, the percentage of total revenue from service contracts, product pricing, the percentage of total revenue from direct sales and indirect distribution channels and the percentage of sales by the Qualix Direct telesales organization. Internally developed or acquired products generally have higher gross margins than licensed products because lower or no royalties must be paid. Service revenues generally have lower margins than revenues from sales of owned products because of the costs incurred to generate service revenues. Revenues from products resold by the Qualix Direct telesales organization generally have lower gross margins than revenues from owned and licensed products sold by the Company's other direct and indirect distribution channels.

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

     Intense Competition. The market for reliability software for distributed computing environments is intensely competitive, fragmented and characterized by rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, the Company must continue to enhance current products and develop new products in a timely fashion. Although the Company believes that the reliability segment of the market is in the early stages of development, the Company competes, or may compete, with four types of vendors: (i) independent vendors that provide reliability products; (ii) host-based systems management software companies migrating their products to the distributed computing market; (iii) distributed computing systems management software companies that incorporate reliability products as a part of integrated systems management solutions; and (iv) hardware and operating system vendors that incorporate high availability solutions into their products.

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

     Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 20% and 29% of total revenue in the first quarter of fiscal 1999 and fiscal 1998, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company has recently begun to sells its lower priced reliability products through Qualix Direct, there can be no assurance that it will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

     Uncertainty of Success of Recently Introduced and Planned Products. A key element of the Company's strategy is to increase substantially market awareness and acceptance of the Company's recently introduced products and solutions for service level availability. There are a number of risks associated with the successful development or acquisition and introduction of the Company's existing and planned products. There can be no assurance that the Company can successfully market, sell or support any such products or enhancements or that they will achieve significant market acceptance. Failure of the Company to successfully develop, market, sell or support existing and planned products or enhancements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company needs to continue to expand and enhance its product development and engineering resources in order to successfully implement its product development program. See "--Need to Expand Product Development and Engineering Capability." The Company has in the past experienced delays in the development of new products and enhancements to existing products. There can be no assurance that the Company can successfully develop any additional products or enhance existing products. Even if developed or acquired, such products or enhancements may contain undetected difficulties or defects that are not discovered before they are released. See "--Risk of Software Defects."

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

     Dependence on Reliability Products. The Company currently derives the majority of its revenues from the sale of reliability products and related services for distributing computing environments. Notwithstanding the introduction of the FullTime products, continued market acceptance of the Company's reliability products is critical to the Company's revenue in the near- and long-term. Demand for the Company's reliability products will depend in large part on increasing market acceptance of distributed computing systems, particularly for business-critical applications, and the need for reliability systems management software products and services for these computing systems. There can be no assurance that market acceptance of distributed computing systems will increase for business-critical applications or that market acceptance of reliability products and services will increase. If reliability products fail to achieve broad market acceptance in distributed computing environments, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's financial performance may in the future experience substantial fluctuations as a consequence of such industry patterns. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Key Personnel; Management of Growth; The Company's future operating results depend significantly on the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. The Company's future success is particularly dependent on increasing its product development personnel. See "--Need to Expand Product Development and Engineering Capability." The Company has relied in the past on consultants as well as employees for its product development programs. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial and technical employees or that it will be successful in attracting or retaining other highly qualified technical and managerial employees and consultants in the future. The Company has at times experienced difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. If the Company were to experience such difficulties in the future, it may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. To manage its future growth, if any, effectively, the Company must continue to strengthen its operational, financial and management information systems and expand, train and manage its employee work force. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends in part upon its proprietary technology. Although the Company has recently been issued a United States patent covering certain aspects of the technology included in its Octopus Technologies data mirroring product, there can be no assurance that any issued patent will provide meaningful protection for the Company's technology, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties. Moreover, there can be no assurance that the Company will develop additional proprietary products or technologies that are patentable or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around the patents issued to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies on "shrink wrap" licenses for sales of certain products that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries.

     Additionally, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell Licensed Products are generally governed by license agreements of specified duration. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - "Dependence on Qualix Direct" and '-Dependence on Licensed Products." There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     International Sales. Net revenue from customers outside the United States was 21% of total revenue for the three months ended September 30, 1998 and 15% for the three months ended September 30, 1997. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. These risks, and in particular risks related to the recent global economic turbulence and adverse economic circumstances in Asia, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

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



Part II.  Other Information

Item 1.  Legal Proceedings

     Pursuant to an acquisition agreement between Anthill Incorporated (Anthill) and the Company, the Company purchased certain software and other assets of Anthill in May 1996. The purchase price totaled approximately $675,000, of which $175,000 was paid at the closing of the transaction with the remaining purchase price to be paid in four annual installments of $125,000 each. At September 30, 1998, the Company has a remaining obligation to pay three annual installments of $125,000 each. The Company has granted a security interest in the software technology acquired from Anthill in order to secure the obligation.

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

Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits

                         27.1 --Financial Data Schedule

(b)     Reports on Form 8-K

     A Form 8-K was filed on October 29, 1998 for the announcement that Qualix Group, Inc. executed an Agreement and Plan of Reorganization with Legato
Systems, Inc. (See Note 5-Subsequent Event of Notes to Condensed Consolidated Financial Statements (Unaudited)).

                                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Qualix Group, Inc.

                               By:
November 12, 1998
Date                             Bruce C. Felt, Vice President, Finance
                                 and Chief Financial Officer

                                (duly authorized officer and principal
                                 financial and accounting officer)

                                  EXHIBIT INDEX


         Exhibit 27.1               --Financial Data Schedule.