Form 10-Q
period 1998-12-31
QUALIX GROUP INC
filed 1999-02-12
CIK 870345

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1998

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998.

Title                                                        Outstanding

Common stock-par value $0.001                                10,801,660

This document consists of 31 pages, of which this is page 1.

                               QUALIX GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
PAGE

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         at December 31, 1998 and June 30, 1998................................3

         Condensed Consolidated Statements of Operations-Quarter
         and six months ended December 31, 1998 and 1997.......................4

         Condensed Consolidated Statements of Cash Flows for the Six months ended December 31, 1998 and 1997......................................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................27
Item 2.  Changes in Securities................................................27
Item 3.  Defaults Upon Senior Securities......................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................27
Item 5.  Other Information....................................................27
Item 6.  Exhibits and Reports on Form 8-K.....................................28

SIGNATURES....................................................................29

Exhibit Index.................................................................30

Part I.  Financial Information

Item 1.  Consolidated Financial Statements


                                           QUALIX GROUP, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands)


                                                               ------------------   -----------------
                                                                 December 31,           June 30,
                                                                     1998                 1998
                                                               ------------------   -----------------
                                                                  (unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents                                      $   2,049           $   6,869
        Temporary cash investments                                         5,300               5,005
        Accounts receivable, net                                           3,195               4,236
        Other current assets                                               1,025               1,052

                                                               ------------------   -----------------
              Total current assets                                        11,569              17,162
Property and equipment, net                                                3,489               3,772

                                                               ==================   =================
              Total assets                                             $  15,058           $  20,934
                                                               ==================   =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable and accrued liabilities                       $   4,142           $   3,594
        Deferred revenue and advances                                      2,228               2,856
        Current portion of long-term obligations                             102                 258

                                                               ------------------   -----------------
              Total current                                                6,472               6,708
              liabilities
                                                               ------------------   -----------------

Long-term obligations                                                          0                  87
Stockholders' Equity                                                       8,586              14,139

                                                               ==================   =================
              Total liabilities and stockholders' equity               $  15,058           $  20,934
                                                               ==================   =================


                           See  accompanying  notes  to  condensed  consolidated
financial statements.









                                 QUALIX GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts; unaudited )


                                                        ------------------------------     ---------------------------------
                                                                Quarter Ended                      Six Months Ended
                                                                December 31,                         December 31,
                                                        ------------------------------     ---------------------------------
                                                        --------------   -------------     -------------------   -----------
                                                            1998             1997                 1998              1997
                                                        --------------   -------------     -------------------   -----------

Revenue:
      Reliability software                                    $ 2,563         $ 5,541                 $ 6,519      $ 10,047
      Other products                                            1,281           2,227                   2,736         4,613
      Support, maintenance and consulting                       1,386           1,524                   2,976         2,857
                                                        --------------   -------------     -------------------   -----------

          Total revenue                                         5,230           9,292                  12,231        17,517
                                                        --------------   -------------     -------------------   -----------


Cost of revenue:
      Cost of reliability software                                182             438                     531           502
      Cost of other products                                      967           1,611                   1,953         3,319
      Cost of support, maintenance and consulting                 496             516                   1,092           999
                                                        --------------   -------------     -------------------   -----------

          Total cost of revenue                                 1,645           2,565                   3,576         4,820
                                                        --------------   -------------     -------------------   -----------

Gross profit                                                    3,585           6,727                   8,655        12,697

Operating expenses:
      Sales and marketing                                       5,032           5,507                  10,301         9,826
      General and administrative                                1,317           1,158                   2,551         2,172
      Research and development                                    998             931                   1,817         1,779
                                                        --------------   -------------     -------------------   -----------

          Total operating expenses                              7,347           7,596                  14,669        13,777
                                                        --------------   -------------     -------------------   -----------


Loss from operations                                          (3,762)           (869)                 (6,014)       (1,080)
Interest income (expense), net                                    103             212                     235           460
                                                        --------------   -------------     -------------------   -----------


Loss before income taxes                                      (3,659)           (657)                 (5,779)         (620)

Provision for income taxes                                                                               (40)
                                                                 (40)               -                                     -

                                                        ==============   =============     ===================   ===========
          Net loss                                          $ (3,699)        $  (657)                $(5,819)       $ (620)
                                                        ==============   =============     ===================   ===========

Basic Loss per share                                        $  (0.35)       $  (0.06)                $ (0.55)      $ (0.06)
                                                        ==============   =============     ===================   ===========
Shares used in per share computation                           10,689                                  10,640
                                                                               10,268                                10,242
                                                        ==============   =============     ===================   ===========

Diluted Loss per share                                      $  (0.35)       $  (0.06)                $ (0.55)      $ (0.06)
                                                        ==============   =============     ===================   ===========
Shares used in per share computation                           10,689                                  10,640
                                                                               10,268                                10,242
                                                        ==============   =============     ===================   ===========


                    See accompanying notes to condensed consolidated financial statements.


                                              QUALIX GROUP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands - unaudited)


                                                                              ----------------------------------
                                                                                      Six Months Ended
                                                                                        December 31,
                                                                              ----------------------------------
                                                                              ---------------    ---------------
                                                                                   1998               1997
                                                                              ---------------    ---------------

Cash flows from operating activities:
    Net loss                                                                      $  (5,819)          $   (620)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization
                                                                                         743                343
      Amortization of discount on long-term obligations
                                                                                           7                 14
      Changes in:
        Accounts receivable
                                                                                       1,041            (2,848)
        Other current assets
                                                                                          27              (113)
        Accounts payable and accrued liabilities
                                                                                         548                225
        Deferred revenue and advances
                                                                                       (628)                124
                                                                              ---------------    ---------------

      Net cash used in operating activities
                                                                                     (4,081)            (2,875)
                                                                              ---------------    ---------------

Cash flows from investing activities:
    Purchases of property and equipment, net
                                                                                       (460)            (1,112)
    Purchase of temporary cash investments
                                                                                     (1,180)            (8,342)
    Proceeds from maturity of temporary cash investments
                                                                                         900              5,737
                                                                              ---------------    ---------------

      Net cash used in investing activities
                                                                                       (740)            (3,717)
                                                                              ---------------    ---------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net
                                                                                         251                239
    Repayment of long term obligations
                                                                                       (250)                  -
                                                                              ---------------    ---------------

      Net cash provided by financing activities
                                                                                           1                239
                                                                              ---------------    ---------------

Net decrease in cash and cash equivalents
                                                                                     (4,820)            (6,353)
Cash and cash equivalents, beginning of period
                                                                                       6,869              9,617

                                                                              ===============    ===============
Cash and cash equivalents, end of period                                            $  2,049           $  3,264
                                                                              ===============    ===============

Noncash investing and financing activities:
    Net unrealized gain (loss) on investment                                         $    15           $   (32)
                                                                              ===============    ===============

    Cash paid during the period for income taxes                                     $    57            $   109
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

2.  Net Loss Per Share

         Net loss per basic share has been computed based upon the weighted average number of common shares outstanding for the periods presented, excluding contingently issuable shares totaling 66,000 and 97,000 for the three months ended December 31, 1998 and 1997, respectively, and 71,000 and 104,000, respectively, for the six month periods ended December 31, 1998 and 1997.

         For diluted net loss per share, shares used in the per share computation include weighted average common and potentially dilutive shares outstanding. Potentially dilutive common shares consist of shares issuable upon the assumed exercise of dilutive stock options and have been excluded in net loss periods as their effect is antidilutive. Options to purchase 1,250,000 shares of common stock, representing potentially dilutive securities, were outstanding at December 31, 1998.

3. Comprehensive Income

            In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income". For the three months ended December 31, 1998 and 1997, respectively, comprehensive loss was $(3,703,000) and $(647,000), respectively; for the six month periods ended December 31, 1998 and 1997, respectively, comprehensive loss was $(5,804,000) and $(652,000), respectively. Comprehensive loss represents net loss for the period as adjusted for net unrealized gains (losses) on available-for-sale securities.

4. Effects of Recent Accounting Pronouncement

         In June 1997, the Financial Accounting Standards Board issued SFAS No.131,"Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for a company's business segments and related disclosures about its products, services, geographic areas and major customers. The Company has not yet identified its SFAS 131 reporting segments. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows and is effective for the Company for fiscal 1999.


5. Potential Merger

         The Company and Legato Systems, Inc. ("Legato") have entered into an Agreement and Plan of Reorganization, dated as of October 25, 1998 (the "Reorganization Agreement"), among the Company, Legato and a wholly-owned subsidiary of Legato (the "Merger Sub"). Pursuant to the Reorganization Agreement, Merger Sub will merge with and into the Company, the Company will continue as the surviving corporation and will become a wholly-owned subsidiary of Legato; each share of the Company's Common Stock, Par Value $0.001 (including, with respect to each such share of the Company's Common Stock, the associated Rights (as defined in that certain Rights Agreement (the "Target Rights Plan"), dated as of July 31, 1997, between Target and ChaseMellon
Shareholder Services, L.L.C., as Rights Agent)) issued and outstanding immediately prior to the Effective Time (other than any shares of the Company's Common Stock to be canceled will be canceled and extinguished and be converted automatically into the right to receive a fraction of a share of Legato Common Stock (the "Exchange Ratio"), the numerator of which is equal to (i) 1,721,000 shares and the denominator of which is equal to (ii) the sum of (A) the aggregate number of shares of the Company's Common Stock issued and outstanding as of the effective time of the merger, and (B) the aggregate number of shares of the Company's Common Stock issuable upon exercise of all outstanding options outstanding as of the effective time of the merger and assumed by Legato. No adjustment shall be made in the number of shares of Legato Common Stock issued in the merger as a result of (a) any increase or decrease in the market price of Legato Common Stock prior to the effective time of the merger or (b) any cash proceeds received by the Company from October 25, 1998 to the closing date of the merger pursuant to the exercise of currently outstanding stock options (all such actions collectively, the "Merger").

         All outstanding options to purchase Qualix common stock will be assumed by Legato and will become options to purchase shares of Legato's common stock. The transaction is intended to be accounted for as a pooling of interests and qualify as a tax-free reorganization. The merger has been approved by the boards of directors of the Company and Legato, but is still subject to regulatory review and approval, approval by the stockholders of the Company and other conditions to closing. A proxy statement and Legato prospectus will be delivered to the stockholders of the Company in connection with the special meeting of stockholders of the Company to, among other matters, vote on the merger. Pursuant to Section 7.1 of the Reorganization Agreement, the reorganization Agreement may be terminated by either party under certain circumstances. The Company has agreed that if the merger is not consummated as a result of certain specified events (involving, in general, a change in the Company's board of directors support for the merger and/or an alternative transaction), it will pay to the Legato a termination fee of $2.0 million. Payment of the fees described in this paragraph shall not be in lieu of damages incurred in the event of material and willful breach of the Reorganization Agreement.

         If the merger is not consummated, expenses incurred in connection with the proposed combination (including the possible "break-up" fees described above)could have a material adverse effect on the Company's results of operations.

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


Overview

         In July 1998, Qualix Group, Inc. commenced doing business as FullTime Software, Inc. FullTime was incorporated under the laws of Delaware on September 21, 1990. FullTime began operating primarily as a distributor, VAR and publisher of licensed third party client/server software products. In 1993, FullTime focused on the reliability market by introducing QualixHA, its first high availability product for the UNIX operating environment. QualixHA was based on a licensed core software engine. In May 1996, FullTime acquired substantially all of the assets and assumed certain liabilities of Anthill, including technology relating to a hierarchical storage management product under development. In August 1996, FullTime merged with Octopus Technologies, which had developed high availability and remote data mirroring products for the Windows NT operating environment.

         In October 1996, FullTime introduced QualixHA+, currently known as HA+, which is based on an internally developed core software engine. A key element of FullTime's strategy is to increase substantially the percentage of revenues derived from internally developed or acquired products that typically have higher gross margins than licensed products. Pursuant to this strategy, FullTime ceased marketing QualixHA in February 1997. FullTime completed its IPO in February 1997, receiving net proceeds of $14,950,000.

         In July 1998, the Company expanded its strategic focus and introduced its family of FullTime software products and solutions, which are designed to protect computer systems from interruptions due to planned and unplanned computing events. This broader family of service level availability software solutions incorporates the HA+ baseline high availability solutions which the Company continues to sell separately. In connection with this product expansion, in July 1998 the Company commenced doing business as FullTime Software, Inc. The Company believes that its broader service level availability products solve a much broader market problem than traditional high availability products (which only address unplanned computing events). This offers a potential opportunity for the Company to dramatically expand the size of its market and to target enterprise-wide customers, as well as individual departmental customers. A key element of the Company's strategy is to sell FullTime products and solutions to strategic buyers such as chief information officers, heads of information technology and others responsible for maintaining service level agreements between information technology and line-of-business organizations. Service level agreements are contracts for information technology services between information technology executives and the managers of divisions or groups within a corporation. These service level agreements stipulate the level of availability and service that business managers expect from their software applications, which are often managed by centralized information technology organizations.

         To date, the Company's broader products and solutions have not generated significant revenues. This result is due primarily to two sets of factors. First is the significant amount of time and effort spent by the Company's sales force in familiarizing itself with the new products and introducing these products to the market and the longer sales cycle for products marketed at the enterprise-level. Second is the loss of sales and marketing momentum and customer delay and potential lost sales due to the announcement and pendancy of the proposed merger with Legato. For these same reasons, the Company expects its revenues for the quarter ended March 31, 1999 to be significantly lower than the comparable period in 1998.

      Prior to the Octopus Technologies merger, and prior to developing QualixHA+, FullTime had minimal research and development expenditures and a correspondingly high cost of reliability software revenue.

      FullTime markets and sells reliability software through a combination of its field sales organization and indirect distribution channels. In addition, FullTime sells other third party software and hardware products through its Qualix Direct telesales organization, which has recently transitioned into selling FullTime's reliability products for Windows NT, the Octopus product line.

      FullTime generally recognizes revenue from software license agreements upon shipment of the software if no significant future contractual obligations remain and collection of the resulting receivable is probable. Maintenance and technical support revenue is recognized over the term of the agreement, typically 12 months. Consulting and training revenue is recognized as services are provided.

         In August 1996 Qualix merged with Octopus Technologies (Octopus) in a transaction accounted for as a pooling-of-interests. All financial statements contained herein have been restated to reflect the transaction. Approximately $595,000 of costs directly attributable to the business combination were incurred in the first quarter of fiscal 1997.

         Prior to Qualix's development and introduction of QualixHA+ in October 1996 and the merger with Octopus, Qualix was a reseller of products and, consequently, had minimal research and development expenditures and higher cost of revenues. The remote data mirroring and high availability product lines for WindowsNT which were developed from Octopus' technology represented 11.6%, 13.0% and 13.0% of total revenue in 1996, 1997 and 1998, respectively. These same product lines represented 22.9%, 39.1% and 17.3% of gross profit in the corresponding periods.

         In May 1996 Qualix acquired substantially all of the assets and assumed certain of the liabilities of Anthill Incorporated (Anthill), including certain data access management development which resulted in the introduction of QualixSD remote mirroring software in March, 1997. The purchase price for Anthill was $675,000 payable in annual installments of $125,000 plus $175,000 at the closing. The acquisition resulted in a $740,000 charge for in-process technology in the fourth quarter of fiscal 1996. Revenues from Anthill represented less than 1% of fiscal 1997 total revenues and were insignificant in fiscal 1998.

Results of Operations

Total Revenues

         Total revenues decreased to $5,230,000 in the second quarter of fiscal 1999 from $9,292,000 for the same period of fiscal 1998, a decrease of $4,062,000, or 44%. For the six months ended December 31, 1998, total revenues decreased $5,286,000 from the six months ended December 31, 1997, a decrease of 30%.

         Reliability Software. Reliability software revenues decreased to $2,563,000 in the second quarter of fiscal 1999 from $5,541,000 for the comparable period in the prior year, a decrease of $2,978,000, or 54%; reliability software revenues for the six months ended December 31, 1998 decreased to $6,519,000 from $10,047,000 for the six months ended December 31, 1997, a decrease of 35%. The decrease from the comparable quarter in the prior year is primarily attributable to a loss of sales and marketing momentum and customer delay or lost sales due to the announcement and pendancy of the proposed merger with Legato. The decline for the six month period was also influenced by the transition of the sales force to a new enterprise-level sales approach and the shift in focus from selling its high availability products to selling its FullTime service level availability products and services. The sales force spent a significant amount of time in the first and second quarters of fiscal 1999 familiarizing itself with the new products and introducing these new products to the marketplace.
         Other Products. Revenue from the sale of other products, which consist primarily of ancillary hardware and software products that are resold by Qualix Direct, decreased to $1,281,000 in the second quarter and $2,736,000 for the six months ended December 31, 1998 from $2,227,000 and $4,613,000, respectively for the same period of 1998, decreases of $946,000 or 42% and $1,877,000 or 41%, respectively. The decrease from the comparable quarter of fiscal 1998 is primarily attributable to a loss of sales and marketing momentum due to the announcement and pendancy of the proposed merger with Legato. The decrease for the comparable six-month periods was also impacted by Qualix's continued focus on the sales of the Company's internally developed higher margin reliability products as compared to third party products.

         Support, Maintenance and Consulting. Support, maintenance and consulting revenue, primarily derived from annual maintenance agreements and training, decreased to $1,386,000 in the second quarter of fiscal 1999 from $1,524,000 for the same period of fiscal 1998, a decrease of $138,000, or 9%. Support, maintenance and consulting revenue increased to $2,976,000 in the first six months of fiscal 1999 from $2,857,000 for the same period in fiscal 1998, an increase of 4%. The decrease from the comparable quarter of the prior year is attributable primarily to the adverse impact of the proposed merger on the sales staff and related loss of marketing momentum. The increase for the six month period is primarily attributable to increasing renewals of support contracts as the Company's installed base of licenses has increased.

         International Revenue. Revenue generated from sales to customers outside the United States decreased 12% to $1,777,000 in the second quarter of fiscal 1999 from $2,039,000 in the second quarter of fiscal 1998. This decrease is primarily attributable to the loss of sales and marketing momentum associated with the proposed merger with Legato. International revenue increased to 33% of total revenue for the quarter ended December 31, 1998 from 21% of total revenue for the quarter ended December 31, 1997. The increase in international revenue as a percentage of total revenue has been attributable primarily to the increase in field sales offices and increases in the number of international employees. At December 31, 1998, the Company had 20 foreign employees in 7 offices compared to 13 foreign employees in 6 offices at December 31, 1997.

Cost of Revenues

         Total cost of revenues decreased to $1,645,000 in the second quarter of fiscal 1999 from $2,565,000 for the same period of 1998, a decrease of $920,000, or 36%. Cost of revenues decreased to $3,576,000 in the first six months of fiscal 1999 from $4,820,000 for the same period of fiscal 1998, a decrease of 26%.

         Cost of Reliability Software. Cost of reliability software as a percentage of reliability software revenues decreased to 7% in the second quarter of fiscal 1999 from 8% in the second quarter of 1998 and increased to 8% from 5% for the first six months of the respective fiscal years. The decrease from the comparable quarter of the prior year is attributable to high sales volume of a lower margin resold reliability product in the prior year period. The increase in costs from the comparable six-month period of the prior year results from minimal cost of reliability software in the first quarter of fiscal 1998. That quarter was favorably impacted by the conversion of some of the Company's installed base from Qualix HA, which had a royalty component, to Qualix HA+, with no royalty component.

         Cost of Other Products. Cost of other products as a percentage of other product revenues increased to 75% in the second quarter of fiscal 1999 from 72% in the second quarter of 1998. Cost of other products as a percentage of other product revenues decreased to 71% in the first six months of fiscal 1999 from 72% in the first six months of fiscal 1998. The increase from the comparable quarter of the prior year is attributable to lower selling prices due to increased competition. The percentage cost of other product revenues for the first six months of fiscal 1998 and 1999 are virtually the same.

         Cost of Support, Maintenance and Consulting. Cost of support, maintenance and consulting as a percentage of support, maintenance and consulting revenues increased to 36% for the second quarter of fiscal 1999 from 34% for the same period of 1998 and to 37% for the first six months of fiscal 1999 from 35% for the first six months of fiscal 1998. These slight increases are primarily attributable to support renewal price reductions for some types of support contracts while costs have remained stable.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses decreased to $5,032,000 in the second quarter of fiscal 1999 from $5,507,000 for the same period of 1998, a decrease of $475,000, or 9%. Sales and marketing expenses increased to $10,301,000 in the first six months of fiscal 1999 from $9,826,000 for the same period of 1998, an increase of $475,000 or 5%. These expenses increased as a percentage of total net revenues to 84% in the second quarter of fiscal 1999 from 56% in the second quarter of 1998. The increase in terms of percentage of total net revenues was due to significantly reduced revenues. The decrease in absolute dollars from the comparable quarter in the prior fiscal year is primarily attributable to reduced staffing levels in the current year. Sales and marketing staff totaled 81 at December 31, 1998 compared to 100 at December 31, 1997. The increase on an absolute and percentage basis from the comparable six month period of fiscal 1998 was primarily attributable to costs associated with the rollout of the FullTime product line in the first quarter of fiscal 1999 approximating $355,000 plus incremental costs associated with operating foreign offices during the period aggregating approximately $98,000.

         General and Administrative. General and administrative expenses increased to $1,317,000 in the second quarter and to $2,551,000 for the six months ended December 31, 1998 from $1,158,000 and $2,172,000, respectively, for the comparable periods of fiscal 1998, increases of $159,000, or 13% and $379,000, or 17%, respectively. As a percentage of total net revenues, these expenses increased to 25% in the second quarter of fiscal 1999 from 12% in the comparable period of 1998. The increase in terms of percentage of total net revenues was due to significantly reduced revenues. The increase in absolute dollars is primarily a result of increased staffing and related costs required to manage and support the Company's operations. General and administrative staff increased from 22 at December 31, 1997 to 26 at December 31, 1998 and employee related expenses increased by 32% for the second quarter and 22% for the first six months of fiscal 1999. In addition, depreciation expense increased by 99% and other facilities costs associated with business expansion increased by 202% over the comparable six month period of fiscal 1998.

         Research and Development. Research and development expenses increased to $998,000 in the second quarter of fiscal 1999 from $931,000 for the same period of 1998, an increase of $67,000, or 7%. Research and development expenses increased to $1,817,000 in the first six months of fiscal 1999 from $1,779,000 in the first half of fiscal 1998, an increase of $38,000 or 2%. This increase was primarily attributable to increased staffing and related expenses required to support product development activities, including development of the FullTime service level availability products introduced in July 1998, development and enhancement of HA+, the Company's UNIX-based high availability products, and adding features to the Company's Octopus family of reliability products including application failover and support for Microsoft Cluster Server. Research and development staff increased from 21 at December 31, 1997 to 24 at December 31, 1998 and employee related expenses increased by 9% for the three months ended December 31, 1998 and 13% for the first six months of fiscal 1999 as compared to the comparative periods in fiscal 1998. During the latter part of the first quarter of fiscal 1999, the Company opened a New England development office, resulting in incremental costs of $24,000 and $38,000 for the three month and six month periods ended December 31, 1998.

         Interest Income (Expense), net. Interest income decreased to $103,000 in the second quarter of fiscal 1999 from $212,000 for the same period of 1998, a decrease of $109,000, or 51%. This decrease reflects lower average investment balances largely attributable to the net losses incurred in fiscal 1998 and 1999.

         Provision For Income Taxes. The Company recorded no provision for domestic income taxes for the second quarter and first six months of fiscal 1999 and no provision for the same periods in the prior fiscal year because the Company had taxable losses for which no significant benefit was recognized. The Company incurred $40,000 of income tax expense during the period related to its operations in France and Singapore.

         Net Loss. Net loss for the quarter ended December 31, 1998 was $(3,699,000) or $(0.35) per share, diluted, compared to net loss of $(657,000) or $(0.06) per share, diluted, for the comparable period in the prior fiscal year. Net loss for the first six months of fiscal 1999 was $(5,819,000) or $(0.55) per share, diluted, compared to net loss of $(620,000) or $(0.06) per share, diluted, for the comparable six month period in the prior year.

Liquidity and Capital Resources

         At December 31, 1998, the Company had $7,349,000 in cash, cash equivalents and temporary cash investments, as compared to $11,874,000 at June 30, 1998, a decrease of $4,525,000, or 38%. At December 31, 1998, the Company had working capital of $5,097,000 compared to $10,454,000 at June 30, 1998.

         Cash Flows From Operating Activities. Cash used in operations was $4,081,000 during the first six months of fiscal 1999 which was a $1,206,000 increase from the comparable period of the prior year. This increase is attributed principally to the loss from operations plus a decrease in deferred revenue and advances offset by a decrease in accounts receivable, other current assets and an increase in depreciation and amortization and accounts payable and accrued liabilities. During the comparable period of fiscal 1998, cash used in operating activities was attributable to loss from operations plus increases in accounts receivable and other current assets offset by decreases in deferred revenues, accounts payable and accrued liabilities and increases in depreciation and amortization. The decreases in deferred revenue and advances are attributable to payments under support, maintenance and consulting contracts for which revenue had not yet been recognized.

         Cash Flows From Investing Activities and Financing Activities. Net cash used by investing activities was $740,000 for the first six months of fiscal 1999 primarily consisting of $460,000 in purchases of property and equipment and $1,180,000 in net purchases of temporary cash investments. Net cash used by investing activities was $3,717,000 for the first six months of fiscal 1998 consisting of $1,112,000 in purchases of property and equipment and $2,605,000 in net purchases of temporary cash investments.

         FullTime believes that cash, cash equivalents and temporary investments and cash flows from operations will be sufficient to fund operations, purchases of capital equipment and research and development programs currently planned at least through the next twelve months; however, should the merger between FullTime and Legato not be consummated as a result of certain specified events (involving, in general, a change in FullTime Board support for the merger and/or an alternative transaction), FullTime has agreed to pay to Legato a "break-up" fee of $2.0 million. If the merger is not consummated, expenses incurred in connection with the proposed merger (including the possible "break-up" fees described above) could have a material adverse effect on FullTime's results of operations.


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

Announcement of the Proposed Business Combination With Legato.

         Various risks related to the announcement of the proposed merger with Legato could have a material adverse effect on the Company's business, operating results and financial condition. Among other things, there can be no assurance customers of the Company will continue their current or historical buying patterns without regard to the proposed merger, or that certain customers will not defer purchasing decisions as they evaluate, among other things, the proposed merger, or that certain existing and prospective customers will not decide to purchase products from the Company's competitors instead of purchasing the Company's products. The Company believes that the announcement and pendancy of the proposed merger with Legato adversely impacted revenues in the quarter ended December 31, 1998 due to the related loss of sales and marketing momentum and customer delay and potential lost sales. The Company's continued success depends to a significant degree upon the continuing contribution of key employees in management, development, sales, technical support and administration. Existing employees are likely to have uncertainty as to their future roles in the combined company. Persons being recruited for positions in the Company may have similar uncertainty and defer or reverse decisions to become employed by the Company. In addition, competitors of the Company may use this uncertainty to attempt to recruit such employees or prospective employees and make it more difficult for the Company to retain and attract key employees. In addition, the Company expects to incur significant expenses in connection with the proposed merger, whether or not it is consummated. If the merger is not consummated, such expenses, which may include the "break-up" fees, could have a material adverse effect on the Company's results of operations.

         If the proposed merger occurs, each share of the Company's common stock outstanding at the time of the merger will be converted into the right to receive approximately 0.14 of a share (the "Exchange Ratio") of Legato common stock. Because the Exchange Ratio is fixed, it will not increase or decrease due to fluctuations in the market price of either Legato or the Company's common stock. However, because the Exchange Ratio is fixed, the market price of the Company's common stock will likely move in the same general direction as does Legato's stock prior to the effective time of the merger. If the market price of Legato common stock decreases or increases prior to the effective time of the merger, the market value of the Legato common stock to be received by Company stockholders at the effective time of the proposed merger would correspondingly decrease or increase.

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

         The Company utilizes third party equipment and software that may not be Year 2000 compliant. Except for the supplier of the Company's proposed new financial system (as discussed in the following paragraph), the Company has made inquiries of all its material equipment and software suppliers as to the Year 2000 compliance of their products. Each supplier that has responded has indicated that its equipment and/or software either is, or will be by December 31, 1999, Year 2000 compliant.

         The supplier of the Company's current financial information system has indicated that the current version of its software is not, and will not be Year 2000 compliant. The Company has determined that minor modifications to the current financial information system would be required to make it Year 2000 compliant. The estimated cost of such modifications is expected to approximate $50,000. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of its financial information system to be Year 2000 compliant. Additionally, the Company is investigating migration to alternative financial information systems, each of which have committed to being Year 2000 compliant.

         The Company also has material relationships with third party suppliers and service providers who may utilize equipment or software that may not be Year 2000 compliant, such as financial institutions, shipping companies and payroll services. The Company has made inquiries of all such material parties as to their Year 2000 status. Each such supplier that has responded indicates that it has a Year 2000 program underway and intends to be compliant by December 31, 1999. Based upon the results of such inquiry, the Company intends to take appropriate action. Nonetheless, while the Company would be affected by any such failure, the Company believes that it could continue to operate despite any such failure of a material party to be Year 2000 compliant. Failure of any third-party's equipment or software to operate properly with regards to the Year 2000 requirements could cause the Company to incur unanticipated expenses to remedy any problems and could cause a reduction in sales, each of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company has, and will continue to make, certain investments in its equipment, software systems and applications to ensure that the Company is Year 2000 compliant and to evaluate the Year 2000 preparedness of the material third parties with whom it deals. To date, the Company has primarily used existing personnel and spent approximately $2,000 in order to evaluate the Year 2000 exposure, apply software and firmware upgrades to all personal computer operating systems and expects to spend an additional $25,000 to $35,000 in the next twelve months. As a result, the financial impact to the Company for Year 2000 compliance has not been and is not anticipated to be material to its financial position, results of operation or cash flows in any given year.

Risk Factors

         Recent Transition to New Business Model. The Company believes that the strategic nature of its new products and solutions for maintaining service level availability requires a new enterprise-level sales approach. During fiscal year 1998, in conjunction with its FullTime product development activities, the Company changed its sales and marketing management and plans to upgrade its direct sales force with a focus on enterprise-level sales. The Company's future profitability, if any, will be heavily dependent on the successful implementation of its enterprise sales and marketing strategy and the market acceptance of the FullTime products and solutions. There can be no assurance that the Company will successfully implement this strategy. See "--Dependence on Qualix Direct" and "Need to Develop Enterprise Sales Force."

         Risk of Significant Fluctuations in Quarterly Operating Results. The Company has experienced, and expects to continue to experience, significant fluctuations in operating results, on an annual and a quarterly basis, as a result of a number of factors, many of which are outside the Company's control, including the size and timing of orders; lengthy sales cycles; customer budget changes; introduction or enhancement of products by the Company or its competitors; changes in pricing policy of the Company or its competitors; the mix of products sold, including particularly the mix of owned, licensed and resold products; increased competition; technological changes in computer systems and environments; the ability of the Company to timely develop or acquire, introduce and market new products; quality control of products sold; market readiness to deploy reliability products for distributed computing environments; market acceptance of new products and product enhancements; seasonality of revenue; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs; personnel changes; foreign currency exchange rates; mix of sales channels; acquisition costs or other nonrecurring charges in connection with the acquisition of companies, products or technologies; and general economic conditions. The Company's operating results have historically fluctuated significantly as a result of nonrecurring items, including $595,000 of nonrecurring merger expenses relating to the Octopus Technologies merger and a $528,000 gain on sale of stock in fiscal 1997.

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

         Dependence on Qualix Direct. Through its Qualix Direct telesales organization, the Company has historically derived and expects to continue to derive a significant portion of its total revenue from reselling ancillary software and hardware products for distributed computing systems. Qualix Direct accounted for 24% and 23% of total revenue in the second quarter of fiscal 1999 and fiscal 1998, respectively. The Company's reliance on Qualix Direct entails a number of risks. Qualix Direct's product line is updated frequently in response to changes in vendor offerings. Qualix Direct has no long-term supply contracts with its vendors and many resold products are acquired pursuant to purchase orders or contracts that can be terminated with little or no notice. In addition, Qualix Direct generally has little or no control over the marketing, support and enhancement of its resold products by its vendors and faces significant competition from distributors and other distribution channels. Moreover, gross margins on products resold by Qualix Direct are generally lower than gross margins on owned and licensed products sold by the Company's field sales organization. In addition, the Company's net revenues may be adversely impacted if sales by Qualix Direct decline or do not grow at anticipated rates, even though the Company's gross margins may be less significantly impacted. Although the Company has recently begun to sells its lower priced reliability products through Qualix Direct, there can be no assurance that it will be successful or that such activities will not create conflicts with the Company's other direct or indirect distribution channels. Any adverse development at Qualix Direct could have a material adverse impact on the Company's business, financial condition and results of operations.

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

         Additionally, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights relating to its licensed and internally developed products. The Company's rights to market and sell Licensed Products are generally governed by license agreements of specified duration. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - "Dependence on Qualix Direct" and "--Dependence on Licensed Products." There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

         International Sales. Net revenue from customers outside the United States was 33% of total revenue for the three months ended December 31, 1998 and 21% for the three months ended December 31, 1997. The Company intends to continue to expand its operations outside of the United States and enter additional international markets, which will require significant management attention and financial resources. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, adverse tax consequences, restrictions on repatriating earnings and the burdens of complying with a wide variety of foreign laws. These risks, and in particular risks related to the recent global economic turbulence and adverse economic circumstances in Asia, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that such factors will not have a material adverse effect upon the Company's future export revenues and, consequently, the Company's business, financial condition and results of operations.

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

         Control by Directors, Executive Officers and Principal Stockholders.The present directors, executive officers and principal stockholders, and their affiliates and related persons, beneficially own approximately 20% of the outstanding shares of the Company's Common Stock. These stockholders are able to elect all of the Company's directors, have the voting power to approve all matters requiring stockholder approval, and continue to exert significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding quantitative and qualitative disclosures about market risk, see Part II, Item 7a. of the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Part II.  Other Information

Item 1.  Legal Proceedings

         The Company was involved in litigation with Anthill Incorporated (Anthill) arising out of claimed breaches of the Asset Acquisition Agreement entered into between the Company and Anthill as of May, 1996. Both the Company and Anthill claimed that the other had breached the Asset Acquisition Agreement, with the Company claiming damages in excess of $300,000 and Anthill claiming damages in excess of $375,000. In November 1998, the parties agreed to settle all disputes between them, pursuant to which all lawsuits and related arbitrations between have been dismissed. In addition, Anthill has released a security interest in the Company's property which the Company originally granted to Anthill under the Asset Acquisition Agreement.

Item 2. Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

                           27.1     --Financial Data Schedule

(b) Reports on Form 8-K

 A report on Form 8-K was filed by the Company on October 29, 1998 for the announcement that Qualix Group, Inc. executed an Agreement and Plan of Reorganization with Legato Systems, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Qualix Group, Inc.

                                     By:
                                        /S/____________________________________
February 11, 1999
                                          Bruce C. Felt, Vice President, Finance
                                          and Chief Financial Officer

                                          (duly authorized officer and principal
                                              financial and accounting officer)

                                  EXHIBIT INDEX


         Exhibit 27.1               --Financial Data Schedule